Form 10-Q
period 2001-04-01
BRIAZZ INC
filed 2001-05-25
CIK 1045598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                      COMMISSION FILE NUMBER ____________

                                 BRIAZZ, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WASHINGTON                                 91-1672311
  (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                       3901 7TH AVENUE SOUTH, SUITE 200
                        SEATTLE, WASHINGTON 98108-5206
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (206) 467-0994
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]         No [X]


    The number of outstanding shares of common stock, no par value, of the
                   Registrant at May 7, 2001 was 5,820,965.

                                 BRIAZZ, INC.

                            INDEX TO THE FORM 10-Q
                  FOR THE 13-WEEK PERIOD ENDED APRIL 1, 2001

                                                                                                        PAGE
                                                                                                       ------
PART I  -  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS...................................................................     2

                 BALANCE SHEETS....... ...............................................................     2
                 STATEMENTS OF OPERATIONS.............................................................     3
                 STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY.........     4
                 STATEMENTS OF CASH FLOWS.............................................................     5
                 NOTES TO FINANCIAL STATEMENTS........................................................     6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.............................................................................     9

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............................    12

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS......................................................................    13

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................    13

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................    13

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    14

      ITEM 5.  OTHER INFORMATION......................................................................    14

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................    14

SIGNATURES............................................................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BRIAZZ, INC.

                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                      December 31,        April 1,
                                                                                                          2000              2001
                                                                                                      ------------      ------------
                                                                                                       (unaudited)       (unaudited)
Assets
Current assets
  Cash and cash equivalents.........................................................................   $    555           $    613
  Accounts receivable, net of allowance of $63 and $112.............................................        547                651
  Inventory.........................................................................................        508                516
  Prepaid expenses and other current assets.........................................................        490                280
  Current portion of restricted certificates of deposit.............................................        149                134
                                                                                                       --------           --------
      Total current assets..........................................................................      2,249              2,194
  Property and equipment, net.......................................................................     11,632             11,130
  Restricted certificates of deposit, net of current portion........................................        328                342
  Deposits and other assets.........................................................................        200                578
                                                                                                       --------           --------
                                                                                                        $14,409            $14,244
                                                                                                       ========           ========
Liabilities, Mandatorily Redeemable Convertible Preferred Stock, and
 Stockholders' Equity (Deficit)
Current Liabilities
  Line of credit borrowings, current................................................................   $    160           $    210
  Accounts payable..................................................................................      3,008              1,238
  Accrued compensation..............................................................................        904                827
  Accrued and other liabilities.....................................................................        653                576
  Current portion of long-term debt.................................................................        144                122
                                                                                                       --------           --------
      Total current liabilities.....................................................................      4,869              2,973
                                                                                                       --------           --------
  Line of credit borrowings, net of current portion.................................................      1,840              1,780
  Long-term debt, net of current portion............................................................         48                 33
                                                                                                       --------           --------
  Commitments and contingencies
  Mandatorily redeemable convertible preferred stock, no par; 50,000,000 shares authorized
    Series A, 33,000 designated; 2,061 (2000) and 1,815 (2001) shares issued and outstanding;
     liquidation value of $11,058 and $11,222 at December 31, 2000 and April 1, 2001................     10,984             11,148
    Series B, 34,450 designated; 3,211 (2000) and 3,185 (2001) shares issued and outstanding;
     liquidation value of $23,239 and $23,598 at December 31, 2000 and April 1, 2001................     23,104             23,463
    Series C, 30,000,000 designated; 3,120,788 (2000) and 3,628,489 (2001) shares issued and
     outstanding; liquidation value of $19,605 and $23,098 at December 31, 2000 and April 1, 2001...     19,521             20,052
                                                                                                       --------           --------
      Total mandatorily redeemable convertible preferred stock......................................     53,609             54,663
                                                                                                       --------           --------
Stockholders' equity (deficit)
  Common stock, no par; 100,000,000 shares authorized; 920 (2000) and
   5,114 (2001) shares issued and outstanding.......................................................      2,076              2,081
  Additional paid-in capital........................................................................         --              1,980
  Deferred stock compensation.......................................................................     (1,060)            (1,165)
  Accumulated deficit...............................................................................    (46,973)           (48,101)
                                                                                                       --------           --------
      Total stockholder equity (deficit)............................................................    (45,957)           (45,205)
                                                                                                       --------           --------
      Total liabilities and stockholders' equity....................................................   $ 14,409           $ 14,244
                                                                                                       ========           ========

  The accompanying notes are an integral part of these financial statements.

                                 BRIAZZ, INC.

                           STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                                         Thirteen weeks ended
                                                                                    ------------------------------
                                                                                     March 26,           April 1,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                             (unaudited)
Sales:
Retail....................................................................          $     6,565        $     7,157
Wholesale and other.......................................................                  942              1,106
                                                                                    -----------        -----------
          Total Sales.....................................................                7,507              8,263

Cost of food and packaging................................................                3,068              3,165
Occupancy expenses........................................................                  945                932
Labor expenses (including amortization of deferred stock compensation
  expense of $46 for 2001)................................................                2,530              2,763
Depreciation and amortization.............................................                  666                606
Other operating expenses..................................................                  387                435
General and administrative expenses (including amortization of deferred
  stock compensation expense of $22 for 2001).............................                1,588              1,651
Provision for asset impairment and store closure..........................                    8                 -
                                                                                    -----------        -----------
          Total operating expenses........................................                9,192              9,552
                                                                                    -----------        -----------
Loss from operations......................................................               (1,685)            (1,289)

Other (expense) income
          Interest and other expense......................................                  (55)               (48)
          Interest and other income.......................................                   15                 26
                                                                                    -----------        -----------
                                                                                            (40)               (22)
                                                                                    -----------        -----------
Net loss..................................................................               (1,725)            (1,311)

Accretion of dividends/amortization of discounts on preferred stocks......                  823              1,054
                                                                                    -----------        -----------
Net loss attributable to common shareholders..............................          $    (2,548)       $    (2,365)
                                                                                    ===========        ===========
Basic and diluted net loss per share......................................          $   (720.57)       $   (926.63)
                                                                                    ===========        ===========
Weighted-average shares used in computing basic and diluted net loss
  per share...............................................................                3,536              2,552
                                                                                    ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                                 BRIAZZ, INC.

        STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                                (in thousands)

                                  (unaudited)

                                                               Mandatorily redeemable convertible preferred stock
                                            ----------------------------------------------------------------------------------------
                                                   Series A                  Series B                  Series C
                                            -----------------------   -----------------------   -----------------------
                                              Shares       Amount       Shares       Amount       Shares       Amount        Total
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at January 1, 2001.............            2      $10,984            3      $23,104        3,121      $19,521      $53,609
Issuance of Series C preferred stock,
  net of issue costs...................            -            -            -            -          507        3,034        3,034
Beneficial conversion feature on
  preferred stock......................            -            -            -            -            -       (3,034)      (3,034)
Amortization of discount on preferred
  stock................................            -            -            -            -            -           84           84
Accretion of mandatorily redeemable
  preferred stock......................            -          164            -          359            -          447          970
Common stock issued upon exercise of
  stock options........................            -            -            -            -            -            -            -
Change in unearned compensation........            -            -            -            -            -            -            -
Deferred compensation related to the
  grant of stock options...............            -            -            -            -            -            -            -
Amortization of deferred compensation..            -            -            -            -            -            -            -
Shares repurchased or redeemed.........            -            -            -            -            -            -            -
Net loss...............................            -            -            -            -            -            -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at April 1, 2001...............            2      $11,148            3      $23,463        3,628      $20,052      $54,663
                                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                            Stockholders' equity (deficit)

                                                 Common stock           Additional      Deferred
                                            ------------------------      paid-in        stock        Accumulated
                                              Shares        Amount        capital     compensation      deficit        Total
                                            ----------    ----------    ----------    ------------    -----------    ---------
Balance at January 1, 2001.............            1       $2,076         $    -         $(1,060)      $(46,973)      $(45,957)
Issuance of Series C preferred stock,
  net of issue costs...................            -            -              -               -              -              -
Beneficial conversion feature on
  preferred stock......................            -            -          3,034               -              -          3,034
Amortization of discount on preferred
  stock................................            -            -            (84)              -              -            (84)
Accretion of mandatorily redeemable
  preferred stock......................            -            -           (970)              -              -           (970)
Common stock issued upon exercise of
  stock options........................            4            5              -               -              -              5
Change in unearned compensation........            -            -              -               -             10             10
Deferred compensation related to the
  grant of stock options...............            -            -              -            (173)           173              -
Amortization of deferred compensation..            -            -              -              68              -             68
Shares repurchased or redeemed.........            -            -              -               -              -              -
Net loss...............................            -            -              -               -         (1,311)        (1,311)
                                            ----------    ----------    ----------    ------------    -----------    -----------
Balance at April 1, 2001...............            5       $2,081         $1,980         $(1,165)      $(48,101)      $(45,205)
                                            ==========    ==========    ==========    ============    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                                 BRIAZZ, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                              Thirteen weeks ended
                                                                                              --------------------
                                                                                              March 26,    April 1,
                                                                                                2000         2001
                                                                                                   (unaudited)
Cash flows from operating activities
  Net loss................................................................................    $(1,725)     $(1,311)
    Adjustments to reconcile net loss to net cash used in operating activities
      Amortization of deferred compensation...............................................          -           68
      Depreciation and amortization.......................................................        666          606
      Provision for asset impairment and store closure....................................          8            -
        Non-cash expense related to issuance of stock-based options.......................          -           10
        Changes in
          Accounts receivable.............................................................       (312)        (104)
          Inventory.......................................................................         78           (8)
          Prepaid expenses and other current assets.......................................        (13)         210
          Accounts payable................................................................         24       (1,770)
          Accrued compensation............................................................       (587)         (77)
          Accrued and other liabilities...................................................         85          (77)
          Deposits and other assets.......................................................        (10)        (378)
                                                                                              -------      -------
            Net cash used in operating activities.........................................     (1,786)      (2,831)
                                                                                              -------      -------
Cash flows from investing activities
  Purchases of property and equipment.....................................................       (325)        (104)
                                                                                               ------      -------
            Net cash used in investing activities.........................................       (325)        (104)

Cash flows from financing activities
  Proceeds from sale of preferred stock, net of issuance costs............................      1,243        3,034
  Change in book overdraft................................................................       (579)           -
  Repayments of line-of-credit borrowings.................................................          -          (10)
  Proceeds from stock options exercised...................................................          -            5
  Restricted certificate of deposit.......................................................          -            1
  Repayment of debt.......................................................................        (70)         (37)
                                                                                              -------      -------
            Net cash provided by financing activities.....................................        594        2,993
                                                                                              -------      -------
Net (decrease) increase in cash and cash equivalents......................................     (1,517)          58
Cash and cash equivalents
  Beginning of year.......................................................................      2,153          555
                                                                                              -------      -------
  End of year.............................................................................    $   636      $   613
                                                                                              =======      =======
Supplemental disclosure of non-cash investing and financing activities
  Accretion and discount amortization of mandatorily redeemable preferred stock...........    $   823      $ 1,054
                                                                                              =======      =======

  The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        ------------------------------

1.  Summary of operations and significant accounting policies

Operations
BRIAZZ, Inc. ("Briazz" or the "Company") manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle, and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company's business strategy is to solidify current markets and build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company's retail distribution network includes Briazz cafes and kiosks, as well as special order box lunch delivery. The Company also distributes its products through select strategic alliances. Each market operates a central kitchen, which prepares meals daily.

Fiscal quarters
Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52-or 53-week fiscal year. Reclassifications were made to 2000 quarterly results to express such results in four 13-week periods comparable to the quarter ended April 1, 2001.

Interim financial information
The financial information at April 1, 2001, and for the thirteen-week periods ended April 1, 2001 and March 26, 2000 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. Results for the thirteen-week periods ended April 1, 2001 and March 26, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

Recent accounting pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS 137, deferring the effective date to fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. The adoption of these standards as of January 1, 2001 did not have a material impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

2.  Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                                             13-week period ended
                                                                                       March 26, 2000   April 01, 2001
Net loss attributable to common stockholders.........................................   $   (2,548)      $   (2,365)
Weighted-average shares used in computing basic and diluted net loss per share.......        3,536            2,552
Basic and diluted net loss per share.................................................   $  (720.57)      $  (926.63)

Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock.....................................................      401,649          537,818
Redeemable convertible preferred stock...............................................    3,125,741        3,633,486
Warrants to purchase redeemable convertible preferred stock..........................      907,240          907,240

3. Mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)

At various times throughout fiscal year 2000 and 2001, the Company triggered the anti-dilution provisions of the Series A, B and C mandatorily redeemable convertible preferred stock. As a result, in January 2001 the conversion rates became 1.0634, 1.0635 and 1.0447 for Series A, B, and C, respectively.

In connection with a $3 million private placement offering of shares of Series C Preferred Stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the convertible preferred stock, the Company has deemed the fair value of its common stock to exceed the issue price of the convertible preferred stock. As a result, the Company will record a beneficial conversion feature in accordance with the EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature is calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security is convertible (intrinsic value). The Company has recorded a beneficial conversion feature at approximately $3 million in the thirteen-week period ending April 1, 2001. The beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of April 1, 2001, the remaining unamortized beneficial conversion feature was $2,951,193. Upon conversion of preferred stock to common stock (Note 7 and 8), the remaining unamortized beneficial conversion feature will be recognized as a dividend, increasing net loss attributable to common shareholders.

4.  Commitments and contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

5.  Segment information

The Company operates in two reportable segments: retail and wholesale and other. Retail store operations consist of sales generated through the Company's cafes and kiosks, box lunches and catering. Wholesale and other consists of sales through wholesale and grocery accounts, which are aggregated as they have similar economic characteristics. Management evaluates segment performance primarily based on sales and segment gross margins, which excludes costs of occupancy, labor, depreciation and amortization.

The following table presents certain financial information for each segment (amounts in thousands).

                                                                                                     Wholesale
                                                                                           Retail    and Other    Total
                                                                                          --------   ---------   -------
13-week period ended March 26, 2000
Net sales............................................................................     $  6,565     $  942    $  7,507
Costs of products and packaging............... ......................................       (2,562)      (506)     (3,068)
                                                                                          --------     ------    --------
Subtotal.............................................................................     $  4,003     $  436       4,439
                                                                                          ========     ======
Other operating expenses not allocated by segment....................................                              (6,124)
                                                                                                                 --------
Loss from operations.................................................................                            $ (1,685)
                                                                                                                 ========
13-week period ended April 1, 2001
Net sales............................................................................     $  7,157     $1,106    $  8,263
Costs of products and packaging......................................................       (2,631)      (534)     (3,165)
                                                                                          --------     ------    --------
Subtotal.............................................................................     $  4,526     $  572       5,098
                                                                                          ========     ======
Other operating expenses not allocated by segment....................................                              (6,387)
                                                                                                                 --------
Loss from operations.................................................................                            $ (1,289)
                                                                                                                 ========

6.  Stock options

During the thirteen-week period ended April 1, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. The deferred stock compensation will be expensed in future periods beginning in fiscal year 2001, generally over a four-year vesting period.

In January 2001, the board of directors approved an amendment to the Company's 1996 stock option plan to increase the number of shares of common stock reserved for issuance under the plan to one million shares. The amendment was approved by the Company's shareholders in March 2001.

7.  Proforma stockholders' equity and proforma net loss per share

Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rate (Note 3). The proforma effects of these transactions are unaudited and will result in a decrease of redeemable preferred stock to $0. The proforma shareholders' equity at April 1, 2001 would therefore be $9.5 million.

Proforma net loss per share for the thirteen weeks ended April 1, 2001 of $0.39 is computed using the weighted-average number of common shares outstanding including the proforma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering (Note 8) as if such conversion occurred at the beginning of the most recent fiscal year (January 1, 2001), or at the date of original issue, if later. The resulting proforma adjustments include an increase to 3,621,745 in the weighted-average shares used to compute basic net loss per share for the thirteen weeks ended April 1, 2001 and excludes the deemed and accreted dividends related to the preferred stock. The calculation of pro forma diluted net loss per share excludes incremental common stock issuable upon the exercise of stock options and warrants, as the effect would be anti-dilutive.

8.  Subsequent events

In April 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services to be rendered in connection with leasehold improvements and food development at an approximate fair value of $155,000.

The Company's registration statement with respect to its initial public offering was declared effective by the Securities and Exchange Commission on May 1, 2001. The offering closed on May 7, 2001. 2,000,000 shares of common stock were offered in this initial public offering at a price to the public of $8.00 per share. Net proceeds after deduction of expenses from the initial public offering totaled $13.9 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward looking statement and the factors listed on Exhibit 99 to this report, which factors are hereby incorporated by reference in this report.

     In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

     Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

OVERVIEW

     BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the "on-the-go" consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

     We currently operate 40 cafes in Seattle, San Francisco, Chicago and Los Angeles. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

     Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52- or 53-week fiscal year. Adjustments were made to 2000 results to express the results in four 13-week periods comparable to 2001.

RESULTS OF OPERATIONS

     Our net loss was $1.31 million for the 13-week period ended April 1, 2001, compared to a net loss of $1.73 million for the 13-week period ended March 26, 2000. This represents a decrease in the net loss of $0.42 million, or 24.3%. This decrease was primarily due to increased sales and improved operational efficiency.

13-Week Period Ended April 1, 2001 Compared with 13-Week Period Ended March 26, 2000

  Sales

     Total sales increased by $0.75 million, or 10.0%, from $7.51 million to $8.26 million.

     Retail sales increased by $0.59 million, or 9.0%, from $6.57 million to $7.16 million. Of this increase, $.15 million was attributable to the four new cafes which were opened in late 2000 or early 2001. The remainder of this increase was primarily due to our new food introduction program, in which we update our product offerings approximately every six to eight weeks, and our new inventory system, which enhanced same-store sales growth by allowing us to manage the availability of items for sale in our cafes in a more efficient manner. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales. Same-store sales increased by $0.44 million, or 8.4%, from $5.22 million to $5.66 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. The increase in same-store sales was primarily due to our new food introduction program and our new inventory system.

     Wholesale and other sales increased by $0.17 million, or 18.1%, from $0.94 million to $1.11 million. This increase was primarily attributable to new relationships with two customers, Charles Schwab Inc. and Tully's Coffee. Charles Schwab Inc. became a wholesale customer in May 2000. In June 2000, we began providing Tully's Coffee with food products for selected retail cafes located in Seattle and San Francisco. One of our major wholesale account relationships was with Kozmo.com, an internet-based consumer delivery service which ceased operations in April 2001. Kozmo.com accounted for 12.6% and 7.9% of wholesale and other sales in fiscal 2000 and the period ended April 1, 2001, respectively. We do not expect the closing of Kozmo.com to have a material adverse impact on wholesales and other sales in the future.

  Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $0.36 million, or 3.9%, from $9.19 million to $9.55 million. As a percentage of sales, our operating expenses decreased from 122.4% to 115.6%. This decrease was primarily due to increased sales. We expect operating expenses to continue to increase as energy costs in three of the four geographic markets in which we operate our cafes and central kitchens continue to increase.

     Cost of food and packaging increased by $0.10 million, or 3.3%, from $3.07 million to $3.17 million. Cost of food and packaging decreased as a percentage of sales from 40.9% to 38.3%.

     Cost of food and packaging for retail sales increased by $0.07 million, or 2.7%, from $2.56 million to $2.63 million. This increase was primarily due to increased retail sales.

     Cost of food and packaging for wholesale and other sales increased by $0.02 million, or 3.9%, from $0.51 million to $0.53 million. This increase was primarily due to increased wholesale and other sales.

     Cost of food and packaging as a percentage of total sales for each of retail sales and wholesale and other sales decreased primarily due to implementation of an improved purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with Marriott Distribution Services, under which they procure and deliver to our central kitchens approximately 40% of our ingredients and packaging products.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.02 million, or 2.1%, from $0.95 million to $0.93 million. This decrease was due to the closure of a Seattle cafe in mid-2000 offset by the opening of four additional cafes. As a percentage of sales, occupancy expense decreased from 12.6% to 11.3%, primarily due to increased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expense consists of wages and salaries paid to employees. Labor expense increased by $0.23 million, or 9.1%, from $2.53 million to $2.76 million. This increase was primarily due to increased wage rates, to the opening of four additional cafes since the first period of fiscal 2000 and to the amortization of deferred compensation of $46,000 in the thirteen week period ended April 1, 2001. There was no amortization of deferred compensation in the comparable period in fiscal year 2000. As a percentage of sales, labor expense decreased from 33.7% to 33.4%. This decrease was primarily due to increased sales. This decrease was also due to the introduction of a software program to enable us to more efficiently schedule personnel, both in the central kitchens as well as our cafes. In addition, we implemented a just-in-time inventory and order guide which helped us to further increase labor efficiency.

     Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.06 million or 9.0% from $0.67 million to $0.61 million. As a percentage of sales, depreciation and amortization decreased from 8.9% to 7.3%. This decrease was primarily due to increased sales and aged fixed assets.

     Other operating expense consists of direct operating, marketing, repair and maintenance expense. Other operating expense increased by $0.05 million, or 12.8%, from $0.39 million to $0.44 million. As a percentage of sales, other operating expense increased from 5.2% to 5.3%.

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.06 million, or 3.8%, from $1.59 million to $1.65 million, primarily due to wage and salary increases and deferred compensation charges offset by increased efficiencies at the corporate level. As a percentage of sales, general and administrative expense decreased from 21.2% to 20.0%, primarily due to increased sales.

     Provision for asset impairment and store closure relates to the writedown of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $8,000, or 100%, from $8,000 to zero. Based on the facts surrounding an asset's impairment, we recorded either a loss in the amount of the remaining book value or of the excess of the remaining net book value over discounted projected cash flows.

  Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased as a net expense by $0.02 million, or 50%, from ($0.04) million to ($0.02) million. This increase was primarily due to the interest income generated from the proceeds associated with our Series C financing which closed February 1, 2001. As a percentage of sales, other (expense) income decreased as a net expense from 0.5% to 0.3%.

  Net Loss

     Net loss decreased by $0.42 million, or 24.3%, from $1.73 million to $1.31 million. This decrease was primarily due to increased sales and improved operational efficiency. As a percentage of sales, net loss decreased from 23.0% to 15.9%. Net loss attributable to common shareholders decreased by $0.18 million, or 7.1% from $2.55 million to $2.37 million, as a percentage of sales, net loss attributable to common shareholders decreased from 33.9% to 28.6%.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations primarily through the issuance of capital stock and debt, and through April 1, 2001 have raised cash of approximately $47.9 million from sales of mandatorily redeemable convertible preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which through April 1, 2001 have totaled approximately $21.9 million since inception, net cash provided by financing activities has funded our investments in business and market development and related operating losses.

     During the period from inception through April 1, 2001, we reported net losses of approximately $42.57 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations.

     Net cash used in operating activities during the 13-week periods ended April 1, 2001 and March 26, 2000 was $2.83 million and $1.79 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges in addition to decreases in accounts payable or accrued expenses and increases in accounts receivable.

     Net cash used in investing activities for the 13-week periods ended April 1, 2001 and March 26, 2000 was approximately $0.10 million and $0.33 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes and central kitchens.

     Net cash provided by financing activities for the 13-week periods ended April 1, 2001 and March 26, 2000 was $2.99 million and $0.6 million, respectively. Net cash provided by financing activities resulted primarily from the issuance of capital stock, which was partially offset by financing costs, changes in book overdraft and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. The issuance in January and February 2001 resulted in a beneficial conversion feature of approximately $3.0 million in the thirteen-week period ending April 1, 2001, of which approximately $84,000 was amortized in the that period. Upon conversion of preferred stock to common stock, which occurs in May 2001, the remaining unamortized beneficial conversion feature will be recognized as a dividend, increasing net loss attributable to common shareholders. In May 2001, net cash provided from our initial public offering was approximately $13.90 million.

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended April 1, 2001 and March 26, 2000 was ($0.68) million and ($1.02) million, respectively.

     At April 1, 2001, we had cash and cash equivalents of $0.61 million, working capital of ($0.78) million and shareholders' deficit of $45.2 million. We also had a $2.0 million bank line of credit with an interest rate of either the bank's prime lending rate plus 0.75% or LIBOR plus 3.5% (at our option), of which $1.99 million was outstanding. As of April 1, 2001, the weighted interest rate of the advances was 9.39%. Historically, our annual financial statements have contained an explanatory paragraph relating to our ability to continue as a going concern. During the 13-week period ended April 1, 2001, we sold additional shares of Series C preferred stock for an aggregate price of $3.0 million and renegotiated our line of credit to be due in April 2002. In May we received net proceeds of $13.9 million from our initial public offering. We intend to use a portion of such proceeds to repay all advances under our line of credit. As a result, we believe that our current resources, together with the net proceeds from our initial public offering, provide us with sufficient resources to operate our business and meet our obligations as they come due, notwithstanding the existence of a net working capital deficit at April 1, 2001.

     We have opened two cafes in 2001 and plan to open several additional cafes during 2001. These cafes will require approximately $3.0 million in leasehold improvements and equipment.

     We believe our current cash and cash equivalents, including the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. Thereafter, we may need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

EQUITY-BASED COMPENSATION

     During fiscal 2000 we granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants we recorded deferred compensation of approximately $1.2 million during fiscal year 2000, of which $122,000 was amortized in 2000. The remaining $1.1 million as of December 31, 2000 will be amortized in future periods, generally over a four-year vesting period. During the thirteen-week period ending April 1, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. Deferred stock compensation will be amortized in future periods beginning in the year of the grant, generally over a four-year vesting period. During the thirteen-week period ended April 1, 2001, $68,000 of deferred stock compensation was amortized.

     On April 18, 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services to be rendered in connection with leasehold improvements and food development at an approximate fair value of $155,000, which will be expensed or amortized over future periods.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have no derivative financial instruments or derivative commodity investments. We invest our excess cash in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit and short-term investments in commercial paper. We invested the net proceeds from our initial public offering in similar investment grade and highly liquid investments pending their use. We do not believe these investments are subject to significant market risk.

     Under our revolving credit facility, we will be exposed to market risk from changes in interest rates on borrowings which bear interest at the lending bank's prime rate plus a fixed percentage or LIBOR plus a fixed percentage. Because we intend to use a portion of the net proceeds of our initial public offering to repay our borrowings under the revolving line of credit and we do not anticipate that our subsequent borrowings will be material to our operations, we do not believe this risk will be material. All of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

     Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     BRIAZZ is not currently a party to any material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities

     There have been no changes in our registered securities.

(b)  Use of proceeds

     On May 1, 2001, the Security and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-54922). On May 7, 2001 we closed our initial public offering of 2,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The managing underwriter in the initial public offering was WR Hambrecht+Co, LLC. Net proceeds to BRIAZZ, after deduction of $2.1 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.9 million. Our estimated expenses for the offering consist of approximately $0.96 million in underwriting discounts and commissions and $1.14 million in other expenses. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of our equity securities. As of April 1, 2001, the offering had not closed, and consequently, no proceeds had been used.

(c)  Sales of Unregistered Securities

     In January 2001, we granted options to purchase an aggregate of 26,585 shares of common stock, at an exercise price of $6.00, to employees under our stock option plan. All of these options are outstanding. The sale and issuance of such securities was exempt from Securities Act registration pursuant to Rule 701 under the Securities Act, on the basis that these options were offered and sold in accordance with a written compensatory benefit plan or contract.

     In January and February 2001, we issued 507,701 shares of Series C preferred stock to 29 investors at $6.00 per share, or net proceeds of $3,034,384, after deduction of issuance costs. The sale and issuance of such securities were exempt from Securities Act registration pursuant to Rule 506 of Regulation D under the Securities Act, as all investors were "accredited investors" as defined in Rule 501(a) of Regulation D. In April 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services rendered at an aggregate fair value of $155,000. The sale and issuance of such securities were exempt from Securities Act registration pursuant to Rule 701 under the Securities Act, on the basis that these securities were offered and sold in accordance with a written compensatory contract. All investors received historical and projected financial data and had the opportunity to ask questions of our officers. No underwriters were used in connection with these sales and issuances.

     On May 7, 2001, immediately prior to the closing of our initial public offering, all shares of our preferred stock converted into an aggregate of 3,815,852 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In January and March 2001, in preparation for our initial public offering, we submitted several matters to our shareholders for action by written consent.

     The matters submitted for shareholder action in January 2001 were as follows:

     1. Approval of an amendment to the Articles of Incorporation to change the "Series B Conversion Rate" and the "Series B Conversion Price" as set forth in
Section 2.4.3 of the Articles to equal $3.00 each (post-reverse split).

     2. Approval of the designation of all Series C preferred stock as excluded from the definition of "Additional Stock" under Sections 2.3.3(d)(iii), 2.4.3(d)(iii) and 2.5.3(d)(iii) of the Articles of Incorporation.

     These actions were approved as of January 30, 2001 by the holders of 84.72% of our Series A preferred stock, 83.85% of our Series B preferred stock; 86.67% of our Series C preferred stock and 88.94% or our preferred stock and common stock voting together. The matters submitted for shareholder action in March 2001 were as follows:

     1. Approval of an amendment to Article 2 of the Amended and Restated Articles of Incorporation to effect a one-for-six reverse stock split. This action was approved as of March 16, 2001 by the holders of 79.7% of our Series A preferred stock, 89.0% of our Series B preferred stock, 81.9% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against: 0.0% of our Series A preferred stock, 0.0% of our Series B preferred stock, 0.0% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining: 20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 18.1% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     2. Approval of an amendment to Article 3 of the Amended and Restated Articles of Incorporation so that shareholders may remove directors only for cause. This action was approved as of March 16, 2001 by the holders of 79.7% of our Series A preferred stock, 89.0% of our Series B preferred stock, 81.9% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against: 0.0% of our Series A preferred stock, 0.0% of our Series B preferred stock, 0.0% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining:
20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 18.1% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     3. Approval of an amendment to Article 4 of the Amended and Restated Articles of Incorporation to increase the percentage of outstanding shares of capital stock entitled to vote which must be held by a shareholder from 10% to 25% in order for that shareholder to have the right to call a special meeting of shareholders. This action was approved as of March 16, 2001 by the holders of 79.7% of our Series A preferred stock, 89.0% of our Series B preferred stock, 81.9% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against: 0.0% of our Series A preferred stock, 0.0% of our Series B preferred stock, 0.0% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining: 20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 18.1% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     4. Approval of an amendment to Article 5 of the Amended and Restated Articles of Incorporation to establish shareholder voting requirements for approval of certain actions. This action was approved as of March 16, 2001 by the holders of 79.7% of our Series A preferred stock, 89.0% of our Series B preferred stock, 79.5% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against:
0.0% of our Series A preferred stock, 0.0% of our Series B preferred stock, 0.0% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining: 20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 20.5% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     5. Approval and ratification of amendments to our stock option plan, including an increase in the number of shares of common stock reserved for issuance thereunder to 1,000,000 shares. This action was approved as of March 16, 2001 by the holders of 72.9% of our Series A preferred stock, 85.8% of our Series B preferred stock, 78.0% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against:
6.8% of our Series A preferred stock, 3.2% of our Series B preferred stock, 3.9% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining: 20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 18.1% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     6. Approval of our 2001 Employee Stock Purchase Plan. This action was approved as of March 16, 2001 by the holders of 72.9% of our Series A preferred stock, 87.0% of our Series B preferred stock, 78.2% of our Series C preferred stock and 64.0% of our preferred stock and common stock, voting together as a group. Holders against: 6.8% of our Series A preferred stock, 2.0% of our Series B preferred stock, 3.7% of our Series C stock and 0.0% of our preferred and common stock, voting together as group. Holders abstaining: 20.3% of our Series A preferred stock, 11.0% of our Series B preferred stock, 18.1% of our Series C stock and 36.0% of our preferred and common stock, voting together as group.

     Our articles of incorporation, as amended, our stock option plan, as amended and our employee stock purchase plan were filed as exhibits to our Registration Statement on Form S-1 (333-54922).

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

       Exhibit
        Number    Description
       -------    -----------
          3.1+   Amended and Restated Articles of Incorporation.

          3.2+   Bylaws.

          4.1+   Specimen Stock Certificate.

        *10.1+   1996 Amended Stock Option Plan.

        *10.2+   Form of Option Agreement (Fresh Options prior to February 2001).

        *10.3+   Form of Option Agreement (other options prior to February 2001).

        *10.4+   2001 Employee Stock Purchase Plan.

         10.5+   Form of Warrant.

        *10.6+   Employment Agreement between BRIAZZ and Charles William Vivian dated
                  July 14, 1999.

         10.7+   Retail Lease between BRIAZZ and Benaroya Capital Company regarding
                  1100 Olive Way, Seattle, WA dated November 6, 1998.

         10.8+   Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

         10.9+   Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

         10.10+  Sublease between BRIAZZ and Stusser Electric Company regarding 3901
                  7th Avenue South, Seattle, WA dated February 6, 1998.

         10.11+  Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

         10.12+  Lease between BRIAZZ and Mission-Taylor Properties regarding 225
                  Mendell St., San Francisco, CA dated June 28, 1996.

         10.13+ Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

         10.14+  Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200
                  Center St., El Segundo, CA dated December 15, 1997.

         10.15+  Industrial Building Lease between BRIAZZ and Walnut Street Properties,
                  Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

         10.16+  Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S.
                  Bank National Association in the principal amount of $2,000,000 dated
                  December 30, 1999.

         10.17+  Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.
                  Bank National Association dated December 30, 1999.

         10.18+  Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated
                  October 18, 1996.

        *10.19+  Form of Option Agreement (all options since February 2001).

         10.20+  Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and
                  U.S. Bank National Association dated March 26, 2001.

         99.1    Risk Factors

--------
*  Indicates management contract
+ Incorporated by reference to the Company's registration statement on Form S-1 (No. 333-54922)

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BRIAZZ, INC.

Date:  May 22, 2001                    By: /s/ Victor D. Alhadeff
                                           -------------------------------------
                                       Name:  Victor D. Alhadeff
                                       Title: Chief Executive Officer and
                                              Chairman of the Board of Directors

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
  3.2+   Bylaws.

  4.1+   Specimen Stock Certificate.

*10.1+   1996 Amended Stock Option Plan.

*10.2+   Form of Option Agreement (Fresh Options prior to February 2001).

*10.3+   Form of Option Agreement (other options prior to February 2001).

*10.4+   2001 Employee Stock Purchase Plan.

 10.5+   Form of Warrant.

*10.6+   Employment Agreement between BRIAZZ and Charles William Vivian dated
          July 14, 1999.

 10.7+   Retail Lease between BRIAZZ and Benaroya Capital Company regarding
          1100 Olive Way, Seattle, WA dated November 6, 1998.

 10.8+   Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

 10.9+   Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

 10.10+  Sublease between BRIAZZ and Stusser Electric Company regarding 3901
          7th Avenue South, Seattle, WA dated February 6, 1998.

 10.11+ Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

 10.12+  Lease between BRIAZZ and Mission-Taylor Properties regarding 225
          Mendell St., San Francisco, CA dated June 28, 1996.

 10.13+ Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

 10.14+  Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200
          Center St., El Segundo, CA dated December 15, 1997.

 10.15+  Industrial Building Lease between BRIAZZ and Walnut Street Properties,
          Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

 10.16+  Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S.
          Bank National Association in the principal amount of $2,000,000 dated
          December 30, 1999.

 10.17+  Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.
          Bank National Association dated December 30, 1999.

 10.18+  Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated
          October 18, 1996.

*10.19+  Form of Option Agreement (all options since February 2001).

 10.20+  Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and
          U.S. Bank National Association dated March 26, 2001.

 Exhibit
 Number  Description
 ------- -----------
 99.1    Risk Factors.

--------
*  Indicates management contract
+ Incorporated by reference to the Company's registration statement on Form S-1 (No. 333-54922)