Form 10-Q
period 2001-07-01
BRIAZZ INC
filed 2001-08-15
CIK 1045598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2001

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                       COMMISSION FILE NUMBER 000-32527

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such

filing requirements for the past 90 days. Yes  [X]    No  [ ]

    The number of outstanding shares of common stock, no par value, of the
                   Registrant at July 1, 2001 was 5,824,980.

                                 BRIAZZ, INC.

                            INDEX TO THE FORM 10-Q
                   FOR THE 26-WEEK PERIOD ENDED JULY 1, 2001

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS................................................................  2

               BALANCE SHEETS..................................................................  2
               STATEMENTS OF OPERATIONS........................................................  3
               STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY....  4
               STATEMENTS OF CASH FLOWS........................................................  5
               NOTES TO FINANCIAL STATEMENTS...................................................  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................................  9

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................... 13

PART II -- OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................................................... 14

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................... 14

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................... 14

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................. 14

  ITEM 5.  OTHER INFORMATION................................................................... 14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................... 14

SIGNATURES..................................................................................... 16

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 BRIAZZ, INC.

                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                  July 1,      December 31,
                                                                                                    2001           2000
                                                                                                 -----------   ------------
                                                                                                 (unaudited)   (unaudited)
Assets
  Current assets
  Cash and cash equivalents...................................................................    $ 10,687       $    555
  Accounts receivable, net of allowance of $129 and $63.......................................         664            547
  Inventory...................................................................................         535            508
  Prepaid expenses and other current assets...................................................         569            490
  Current portion of restricted certificates of deposit.......................................         114            149
                                                                                                  --------       --------
    Total current assets......................................................................      12,569          2,249
  Property and equipment, net.................................................................      11,453         11,632
  Restricted certificates of deposit, net of current portion..................................         269            328
  Deposits and other assets...................................................................         186            200
                                                                                                  --------       --------
                                                                                                  $ 24,477       $ 14,409
                                                                                                  ========       ========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock, and Stockholders'
 Equity (Deficit)
Current Liabilities
  Line of credit borrowings, current..........................................................    $     --       $    160
  Accounts payable............................................................................         731          3,008
  Accrued compensation........................................................................         923            904
  Accrued and other liabilities...............................................................         453            653
  Current portion of long-term debt...........................................................          72            144
                                                                                                  --------       --------
    Total current liabilities.................................................................       2,179          4,869
                                                                                                  --------       --------
  Line of credit borrowings, net of current portion...........................................          --          1,840
  Long-term debt, net of current portion......................................................          --             48
                                                                                                  --------       --------

  Commitments and contingencies
  Mandatorily redeemable convertible preferred stock, no par; 50,000,000 shares authorized
  Series A, 33,000 designated; 2,061 (2000) and 0 (2001) shares issued and outstanding;
   liquidation value of $11,058 and $0 at December 31, 2000 and July 1, 2001..................          --         10,984
  Series B, 34,450 designated; 3,211 (2000) and 0 (2001) shares issued and outstanding;
   liquidation value of $23,239 and $0 at December 31, 2000 and July 1, 2001..................          --         23,104
  Series C, 30,000,000 designated; 3,120,788 (2000) and 0 (2001) shares issued and
   outstanding; liquidation value of $19,605 and $0 at December 31, 2000 and July 1, 2001.....          --         19,521
                                                                                                  --------       --------

    Total mandatorily redeemable convertible preferred stock..................................          --         53,609
                                                                                                  --------       --------

Stockholders' equity (deficit)
  Common stock, no par; 100,000,000 shares authorized; 920 (2000) and
   5,824,980 (2001) shares issued and outstanding.............................................      73,821          2,076
  Additional paid-in capital..................................................................          --             --
  Deferred stock compensation.................................................................      (1,097)        (1,060)
  Accumulated deficit.........................................................................     (50,426)       (46,973)
                                                                                                  --------       --------

    Total stockholder equity (deficit)........................................................      22,298        (45,957)
                                                                                                  --------       --------

    Total liabilities and stockholders' equity................................................    $ 24,477       $ 14,409
                                                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 BRIAZZ, INC.

                           STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                               Thirteen weeks ended       Twenty-six weeks ended
                                                                            -------------------------    ------------------------
                                                                               July 1,     June 25,       July 1,      June 25,
                                                                                2001         2000           2001         2000
                                                                            -----------   -----------    -----------  -----------
                                                                            (unaudited)   (unaudited)    (unaudited)  (unaudited)
Sales:
Retail.....................................................................  $    7,427     $  7,450     $   14,583   $   14,015
Wholesale and other........................................................         966        1,222          2,073        2,164
                                                                             ----------     --------     ----------   ----------
  Total Sales..............................................................       8,393        8,672         16,656       16,179
Cost of food and packaging.................................................       3,206        3,544          6,370        6,612
Occupancy expenses.........................................................         936          961          1,867        1,906
Labor expenses (including amortization of deferred stock compensation expense for the 13 and 26 weeks expense, respectively, of $46 and
  $92 for 2001 and $0 and $0 for 2000).....................................       2,828        2,756          5,591        5,286
Depreciation and amortization..............................................         644          662          1,250        1,328
Other operating expenses...................................................         549          458            985          845
General and administrative expenses (including amortization of deferred stock compensation expense for the 13 and 26 weeks, respectively, of
  $657 and $679 for 2001 and $0 and $0 for 2000)...........................       2,029        1,551          3,680        3,139
Provision for asset impairment and store closure...........................          --           --             --            8
                                                                             ----------     --------     ----------   ----------
  Total operating expenses.................................................      10,192        9,932         19,743       19,124
                                                                             ----------     --------     ----------   ----------
Loss from operations.......................................................      (1,799)      (1,260)        (3,087)      (2,945)

Other (expense) income
  Interest and other expense...............................................         (14)         (58)           (62)        (113)
  Interest and other income................................................         126           25            151           40
                                                                             ----------     --------     ----------   ----------
                                                                                    112          (33)            89          (73)
                                                                             ----------     --------     ----------   ----------
Net loss...................................................................      (1,687)      (1,293)        (2,998)      (3,018)

Accretion of dividends/amortization of discounts on preferred stocks.......       3,264          859          4,317        1,682
                                                                             ----------     --------     ----------   ----------

Net loss attributable to common shareholders...............................  $   (4,951)    $ (2,152)    $   (7,315)  $   (4,700)
                                                                             ==========     ========     ==========   ==========

Basic and diluted net loss per share......................................   $    (1.26)    $(558.75)    $    (3.72)  $(1,272.04)
                                                                             ==========     ========     ==========   ==========

Weighted-average shares used in computing basic and diluted net loss
 per share................................................................    3,905,373        3,851      1,964,744        3,695
                                                                             ==========     ========     ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.

        STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
                                  (unaudited)

                                                                     Mandatorily redeemable convertible preferred stock
                                                            ---------------------------------------------------------------------
                                                                Series A            Series B            Series C
                                                            ------------------  ------------------  ------------------
                                                            Shares    Amount    Shares    Amount    Shares    Amount      Total
                                                            -------  ---------  -------  ---------  -------  ---------  ---------
Balance at January 1, 2001.................................       2   $ 10,984        3   $ 23,104    3,121   $ 19,521   $ 53,609
Issuance of common stock, net of issue costs...............      --         --       --         --       --         --         --
Issuance of Series C preferred stock,
  net of issue costs.......................................      --         --       --         --      507      3,034      3,034
Issuance of Series C preferred stock for services..........      --         --       --         --       19        155        155
Conversion of preferred stock to common stock..............      (2)   (11,210)      (3)   (23,596)  (3,647)   (23,275)   (58,081)
Beneficial conversion feature on
  Preferred stock..........................................      --         --       --         --       --     (3,034)    (3,034)
Amortization of discount on preferred
  Stock....................................................      --         --       --         --       --      3,034      3,034
Accretion of mandatorily redeemable
  Preferred stock..........................................      --        226       --        492       --        565      1,283
Common stock issued upon exercise of
  stock options............................................      --         --       --         --       --         --         --
Common stock issued upon exercise of
  stock warrants...........................................      --         --       --         --       --         --         --
Change in unearned compensation                                  --         --       --         --       --         --         --
Deferred compensation related to the
  grant of stock options...................................      --         --       --         --       --         --         --
Deferred compensation related to the
  modification of the Series C warrants ...................      --         --       --         --       --         --         --
Amortization of deferred compensation......................      --         --       --         --       --         --         --
Net loss...................................................      --         --       --         --       --         --         --
                                                             ------   --------   ------   --------   ------   --------   --------
Balance at July 1, 2001....................................       0   $      0        0   $      0        0   $      0   $      0
                                                             ======   ========   ======   ========   ======   ========   ========


                        Stockholders' equity (deficit)


                                                           Common stock      Additional     Deferred
                                                         -----------------     paid-in       stock       Accumulated
                                                         Shares    Amount      capital    compensation     deficit       Total
                                                         -------  ---------  -----------  -------------  ------------  ---------
Balance at January 1, 2001............................        1    $ 2,076     $    --        $(1,060)     $(46,973)   $(45,957)
Issuance of common stock, net of issue costs..........    2,000     13,658          --             --            --      13,658
Issuance of Series C preferred stock,
  net of issue costs..................................       --         --          --             --            --          --
Issuance of Series C preferred stock for services.....       --         --          --             --            --          --
Conversion of preferred stock to common stock.........    3,816     58,081          --             --            --      58,081
Beneficial conversion feature on
  Preferred stock.....................................       --         --       3,034             --            --       3,034
Amortization of discount on preferred
  Stock...............................................       --         --      (3,034)            --            --      (3,034)
Accretion of mandatorily redeemable
  preferred stock.....................................       --         --        (635)            --          (648)     (1,283)
Common stock issued upon exercise of
  stock options.......................................        4          6          --             --            --           6
Common stock issued upon exercise of
  stock warrants......................................        4         --          --             --            --          --
Change in unearned compensation.......................       --         --          --             --            20          20
Deferred compensation related to the
  grant of stock options..............................       --         --          --           (173)          173          --
Deferred compensation related to the
  modification of the Series C warrants ..............       --         --         635           (635)           --          --
Amortization of deferred compensation.................       --         --          --            771            --         136
Net loss..............................................       --         --          --             --        (2,998)     (2,998)
                                                          -----  ---------  ----------   ------------      --------    --------
Balance at July 1, 2001...............................    5,825    $73,821     $     0        $(1,097)     $(50,426)   $ 22,298
                                                          =====  =========  ==========   ============      ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 BRIAZZ, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                           Twenty-six weeks ended
                                                                                                          -------------------------
                                                                                                             July 1,     June 25,
                                                                                                              2001         2000
                                                                                                          ------------  -----------
                                                                                                                  (unaudited)
Cash flows from operating activities
 Net loss........................................................................................              $(2,998)     $(3,018)
  Adjustments to reconcile net loss to net cash used in operating activities
   Amortization of deferred compensation.........................................................                  771           --
   Depreciation and amortization.................................................................                1,250        1,328
   Provision for asset impairment and store closure..............................................                   --            8
    Non-cash expense related to issuance of stock-based options..................................                   20           --
    Changes in
     Accounts receivable.........................................................................                 (117)        (688)
     Inventory...................................................................................                  (27)          (2)
     Prepaid expenses and other current assets...................................................                  (79)         (27)
     Accounts payable............................................................................               (2,277)        (439)
     Accrued compensation........................................................................                   19         (578)
     Accrued and other liabilities...............................................................                 (200)         109
     Deposits and other assets...................................................................                   14          (18)
                                                                                                          ------------  -----------
      Net cash used in operating activities......................................................               (3,624)      (3,325)
                                                                                                          ------------  -----------
Cash flows from investing activities
 Purchases of property and equipment.............................................................                 (917)        (229)
                                                                                                          ------------  -----------
      Net cash used in investing activities......................................................                 (917)        (229)
                                                                                                          ------------  -----------
Cash flows from financing activities
 Proceeds from sale of preferred stock, net of issuance costs....................................                3,034        2,250
 Proceeds from initial public offering, net of issuance costs....................................               13,659           --
 Repayments of line-of-credit borrowings.........................................................               (2,000)          --
 Proceeds from stock options exercised...........................................................                    6           --
 Expiration of restricted certificate of deposit.................................................                   94           34
 Change in bank overdraft........................................................................                   --         (579)
 Repayment of debt...............................................................................                 (120)        (166)
                                                                                                          ------------  -----------
      Net cash provided by financing activities..................................................               14,673        1,539
                                                                                                          ------------  -----------

Net (decrease) increase in cash and cash equivalents.............................................               10,132       (2,015)
Cash and cash equivalents
 Beginning of year...............................................................................                  555        2,153
                                                                                                          ------------  -----------
 End of year.....................................................................................              $10,687      $   138
                                                                                                          ============  ===========
Supplemental disclosure of cash flow information
 Cash paid for interest..........................................................................              $    62      $   113
                                                                                                          ============  ===========
Supplemental disclosure of non-cash investing and financing activities
 Accretion and discount amortization of mandatorily redeemable preferred stock...................              $ 4,317      $ 1,682
                                                                                                          ============  ===========

  The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.  Summary of operations and significant accounting policies

Operations

BRIAZZ, Inc. ("Briazz" or the "Company") manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle, and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company's business strategy is to solidify current markets and build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company's retail distribution network includes Briazz cafes and kiosks, as well as box lunch delivery. The Company also distributes its products through select strategic alliances. Each market operates a central kitchen, which prepares meals daily.

Fiscal quarters

Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52-or 53-week fiscal year. Reclassifications were made to 2000 quarterly results to express such results in four 13-week periods comparable to the quarter ended July 1, 2001.

Interim financial information

The financial information at July 1, 2001, and for the 13-week and 26-week periods ended July 1, 2001 and June 25, 2000 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operation for the 13-week and 26-week periods ended July 1, 2001 and June 25, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

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

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("FAS 141"). FAS 141 addresses financial accounting and reporting for business combinations. FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company is currently evaluating the implications of adoption of FAS 141.

In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and other intangible assets" ("FAS 142"). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of FAS 142 will effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently evaluating the implications of adoption of FAS 142 and plans to adopt FAS 142 in the fiscal year 2002.

2.  Net loss per share

The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented. The warrants are subject to the anti-dilution provisions discussed in Note 3.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                    13-week period ended                26-week period ended
                                                               ------------------------------     ------------------------------
                                                               July 1, 2001    June 25, 2000      July 1, 2001    June 25, 2000
                                                               ------------    --------------     -------------   --------------
Net loss attributable to common stockholders...............     $   (4,951)       $   (2,152)       $   (7,315)       $   (4,700)
Weighted-average shares used in computing basic
  and diluted net loss per share...........................      3,905,373             3,851         1,964,744             3,695
Basic and diluted net loss per share.......................     $    (1.26)       $  (558.75)       $    (3.72)       $(1,272.04)

Antidilutive securities not included in diluted net loss
  per share calculation
Options to purchase common stock...........................        874,844           425,354           874,844           425,354
Redeemable convertible preferred stock.....................              0         3,125,741                 0         3,125,741
Warrants to purchase redeemable convertible
  preferred stock..........................................              0           907,240                 0           907,240
Warrants to purchase common stock..........................        930,404                 0           930,404                 0

3. Mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)

At various times throughout fiscal year 2000 and 2001, the Company triggered the anti-dilution provisions of the Series A, B and C mandatorily redeemable convertible preferred stock. As a result, in January 2001 the rates at which preferred stock converts to common stock became 1.0634, 1.0635 and 1.0447 for Series A, B, and C, respectively.

In connection with a $3 million private placement offering of shares of Series C Preferred Stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the convertible preferred stock, the Company has deemed the fair value of its common stock to exceed the issue price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with the EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature is calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security is convertible (intrinsic value). The Company recorded a beneficial conversion feature of approximately $3 million in the 26-week period ending July 1, 2001. The beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of May 1, 2001, the beneficial conversion feature of $3,304,384 was fully amortized upon the conversion of preferred stock to common stock (Note 7). This beneficial conversion feature was recognized as a dividend, increasing net loss attributable to common shareholders.

The warrants outstanding to purchase Series C preferred stock of 907,240 were converted into 947,817 warrants to purchase common stock on May 7, 2001, in accordance with the original warrant provisions. These provisions caused the warrants to purchase preferred Series C stock to be converted at the anti-dilution conversion rate as discussed above. The modification of the Series C warrants also resulted in a deferred stock compensation charge of approximately $0.64 million in the second quarter of 2001. This deferred stock compensation was fully expensed upon the initial public offering.

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

The following table presents certain financial information for each segment (amounts in thousands).

                                                                                  Wholesale
                                                                  Retail          and Other          Total
                                                                  ------          ---------          -----
13-week period ended July 1, 2001
Net sales......................................................  $ 7,427            $  966          $ 8,393
Costs of products and packaging................................   (2,733)             (473)          (3,206)
                                                                 -------            ------          -------
Subtotal.......................................................  $ 4,694            $  493            5,187
                                                                 =======            ======

Other operating expenses not allocated by segment..............                                      (6,351)
                                                                                                    -------
Loss from operations...........................................                                     $(1,164)
                                                                                                    =======

13-week period ended June 25, 2000
Net sales......................................................  $ 7,450            $1,222          $ 8,672
Costs of products and packaging................................   (2,911)             (633)          (3,544)
                                                                 -------            ------          -------
Subtotal.......................................................  $ 4,539            $  589            5,128
                                                                 =======            ======

Other operating expenses not allocated by segment..............                                      (6,388)
                                                                                                    -------
Loss from operations...........................................                                     $(1,260)
                                                                                                    =======

                                                                                  Wholesale
                                                                  Retail          and Other          Total
                                                                  ------          ---------          -----
26-week period ended July 1, 2001
Net sales......................................................  $14,583            $ 2,073         $ 16,656
Costs of products and packaging................................   (5,364)            (1,006)          (6,370)
                                                                 -------            -------         --------
Subtotal.......................................................  $ 9,219            $ 1,067           10,286
                                                                 =======            =======

Other operating expenses not allocated by segment..............                                      (12,738)
                                                                                                    --------
Loss from operations...........................................                                     $ (2,452)
                                                                                                    ========

26-week period ended June 25, 2000
Net sales......................................................  $14,015            $ 2,164         $ 16,179
Costs of products and packaging................................   (5,472)            (1,140)          (6,612)
                                                                 -------            -------         --------
Subtotal.......................................................  $ 8,543            $ 1,024            9,567
                                                                 =======            =======

Other operating expenses not allocated by segment..............                                      (12,512)
                                                                                                    --------
Loss from operations...........................................                                     $ (2,945)
                                                                                                    ========

6.  Initial Public Offering and stockholders' equity

The Company's registration statement with respect to its initial public offering was declared effective by the Securities and Exchange Commission on May 1, 2001. The offering closed on May 7, 2001. 2,000,000 shares of common stock were offered in this initial public offering at a price to the public of $8.00 per share. Net proceeds after deduction of expenses from the initial public offering totaled $13.7 million.

Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates (Note 3). The effects of these transactions resulted in a decrease of redeemable preferred stock to $0 and the issuance of approximately 3,816,000 shares of common stock. The shareholders' equity at July 1, 2001 would therefore be $22.3 million.

7.  Equity-based compensation

During fiscal 2000 we granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants we recorded deferred compensation of approximately $1.2 million during fiscal year 2000, of which $122,000 was amortized in 2000. The remaining $1.1 million as of December 31, 2000 will be amortized in future periods, generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. Deferred stock compensation will be amortized in future periods beginning in the year of the grant, generally over a four-year vesting period. During the 26-week period ended July 1, 2001, $136,000 of deferred stock compensation was amortized. On June 7, 2001, the board of directors approved a grant of approximately 337,000 stock options to employees with exercise price of $4.70. Since the exercise price was also the fair value at the date of grant, no deferred compensation is recognized.

On April 18, 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services to be rendered in connection with leasehold improvements and food development at an approximate fair value of $155,000, which will be expensed or amortized over future periods.

On May 7, 2001, the modification of the Series C warrants resulted in a deferred stock compensation charge of approximately $0.64 million in the second quarter of 2001. This deferred stock compensation was fully expensed upon the initial public offering.

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

     We currently operate 42 cafes in Seattle, San Francisco, Chicago and Los Angeles. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

     Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52- or 53-week fiscal year. Adjustments were made to 2000 results to express the results in four 13-week periods comparable to 2001.

RESULTS OF OPERATIONS -- 13-WEEK PERIOD ENDED JULY 1, 2001 COMPARED WITH 13-WEEK PERIOD ENDED JUNE 25, 2000

Sales

     Total sales decreased by $0.28 million, or 3.2%, from $8.67 million to $8.39 million.

     Retail sales decreased by $0.02 million, or 0.3%, from $7.45 million to $7.43 million. Of this decrease, $0.55 million was attributable to the one-time catering sales to Charles Schwab in May 2000 and $0.17 million of discontinued sales due to the closure of University Village store in late August 2000. Despite the economic downturn, retail sales in Los Angeles and Chicago increased $0.47 million, or 20.8% from $2.26 million to $2.73 million. Retail sales in Seattle and San Francisco decreased by $0.49 million, or 9.4%, from $5.19 million to $4.70 million. This decrease was primarily due to lower office occupancy rates. The increases were due in part to our new food introduction program beginning on January 16, 2001 where we update our product offerings approximately every six to eight weeks. Our new inventory system also enhanced same-store sales growth by allowing us to manage the availability of items for sale in our cafes in a more efficient manner. Same-store sales increased by $0.07 million, or 1.2%, from $5.71 million to $5.78 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales.

     Wholesale and other sales decreased by $0.25 million, or 20.5%, from $1.22 million to $0.97 million. This decrease was primarily due to the discontinuation of sales to Safeway, Costco and Kozmo.com.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses decreased by $0.38 million, or 3.8%, from $9.93 million to $9.56 million. As a percentage of sales, our operating expenses decreased from 114.5% to 113.8%. This decrease was primarily due to the implementation of cost saving strategies in the 2nd quarter.

     Cost of food and packaging decreased by $0.34 million, or 9.6%, from $3.54 million to $3.20 million. Cost of food and packaging decreased as a percentage of sales from 40.8% to 38.1%.

     Cost of food and packaging for retail sales decreased by $0.18 million, or 6.1%, from $2.91 million to $2.73 million. Cost of food and packaging for wholesale and other sales decreased by $0.16 million, or 25.3%, from $0.63 million to $0.47 million. This decrease was primarily due to the establishment of national purchasing programs and vendor consolidations for better pricing.

     Cost of food and packaging as a percentage of total sales for each of retail sales and wholesale and other sales decreased by $0.33 million, or 9.3%, from $3.54 million to $3.21. The decrease was primarily due to implementation of an improved purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with Marriott Distribution Services, under which they procure and deliver to our central kitchens approximately 43% of our ingredients and packaging products.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.02 million, or 2.0%, from $0.96 million to $0.94 million. This decrease was due to the closure of a Seattle cafe in mid-2000. This Seattle cafe had higher occupancy expenses than the total of four new cafes opened in 2001. As a percentage of sales, occupancy expense increased from 11.1% to 11.2%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expense consists of wages and salaries paid to employees. Labor expense increased by $0.07 million, or 2.5%, from $2.76 million to $2.83 million. This increase was primarily due to increased wage rates, to the opening of five additional cafes since the first period of fiscal 2000 and to the amortization of deferred compensation of $46,000 in the thirteen week period ended July 1, 2001. There was no amortization of deferred compensation in the comparable period in fiscal year 2000. As a percentage of sales, labor expense increased from 31.8% to 33.7%. This increase was primarily due to decreased sales.

     Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.02 million or 3.0% from $0.66 million to $0.64 million. As a percentage of sales, depreciation and amortization increased from 7.6% to 7.7%. This increase was primarily due to decreased sales.

     Other operating expense consists of direct operating, marketing, repair and maintenance expense. Other operating expense increased by $0.09 million, or 19.6%, from $0.46 million to $0.55 million. As a percentage of sales, other operating expense increased from 5.3% to 6.5%. This increase was primarily due to decreased sales.

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.48 million, or 30.9%, from $1.55 million to $2.03 million, primarily due to wage and salary increases and deferred compensation charges of approximately $0.64 million due to the modification of Series C warrants offset by increased efficiencies at the corporate. As a percentage of sales, general and administrative expense increased from 17.9% to 24.4%.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $0.14 million, or 466.6%, from ($0.03) million to $0.11 million. This increase was primarily due to the interest income generated from the proceeds associated with our Series C financing which closed February 1, 2001 and the initial public offering which closed on May 7, 2001. As a percentage of sales, other (expense) income increased (0.4%) to 1.3%.

Net Loss

     Net loss increased by $0.40 million, or 31.0%, from $1.29 million to $1.69 million. This increase was primarily due to the recognition of the stock deferred compensation as the result of the modification of the Series C warrants for an employee shareholder. As a percentage of sales, net loss increased from 14.9% to 20.1%. Net loss attributable to common shareholders, after the amortization of beneficial conversion feature of $2.95 million in the 13-week period ending July 1, 2001, increased by $2.80 million, or 130.2% from $2.15 million to $4.95 million, and as a percentage of sales, net loss attributable to common shareholders increased from 24.8% to 59.0%.

RESULTS OF OPERATIONS -- 26-WEEK PERIOD ENDED JULY 1, 2001 COMPARED WITH 26-WEEK PERIOD ENDED JUNE 25, 2000

Sales

     Total sales increased by $0.48 million, or 3.0%, from $16.18 million to $16.66 million.

     Retail sales increased by $0.56 million, or 4.0%, from $14.02 million to $14.58 million. Of this increase, $0.22 million was attributable to the four new cafes which were opened in late 2000 or early 2001. The reminder of this increase was primarily due to our new food introduction program, in which we update our product offerings approximately every six to eight weeks, and our new inventory system, which enhanced same-store sales growth by allowing us to manage the availability of items for sale in our cafes in a more efficient manner. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales. Same-store sales increased by $0.50 million, or 4.6%, from $10.93 million to $11.43 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. The increase in same-store sales was primarily due to our new food introduction program and our new inventory system.

     Wholesale and other sales decreased by $0.09 million, or 4.1%, from $2.16 million to $2.07 million. This decrease was primarily due to the discontinuation of sales to Safeway, Costco and Kozmo.com.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses decreased by $0.01 million, or 0.1%, from $19.12 million to $19.11 million. As a percentage of sales, our operating expenses decreased from 118.2% to 114.7%. This decrease was primarily due to the improved operational efficiency and implementation of cost saving strategies.

     Cost of food and packaging decreased by $0.24 million, or 3.6%, from $6.61 million to $6.37 million. Cost of food and packaging decreased as a percentage of sales from 40.9% to 38.2%.

     Cost of food and packaging for retail sales decreased by $0.11 million, or 2.0%, from $5.47 million to $5.36 million. Cost of food and packaging for wholesale and other sales decreased by $0.13 million, or 11.4%, from $1.14 million to $1.01 million. The establishment of this national purchasing programs and vendor consolidations resulted in better pricing and lower costs of food and packaging.

     Cost of food and packaging as a percentage of total sales for each of retail sales and wholesale and other sales decreased primarily due to implementation of an improved purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with Marriott Distribution Services, under which they procure and deliver to our central kitchens approximately 43% of our ingredients and packaging products.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.04 million, or 2.1%, from $1.91 million to $1.87 million. This decrease was due to the closure of a Seattle cafe in mid-2000. This Seattle cafe had higher occupancy expenses than the total of four new cafes opened in 2001. As a percentage of sales, occupancy expense decreased from 11.8% to 11.2%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expense consists of wages, salaries and certain equity-based compensation amounts paid to employees. Labor expense increased by $0.30 million, or 5.7 %, from $5.29 million to $5.59 million. As a percentage of sales, labor expense increased from 32.6% to 33.5%. This increase was primarily due to increased wage rates, to the opening of four additional cafes since the first period of fiscal 2001 and to the amortization of deferred compensation of $92,000 in the twenty-six week period ended July 1, 2001. There was no amortization of deferred compensation in the comparable period in fiscal year 2000. This increase was also due to decreased sales.

     Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.08 million or 6.0% from $1.33 million to $1.25 million. As a percentage of sales, depreciation and amortization decreased from 8.2% to 7.5%. This decrease was primarily due to increased sales and aged fixed assets.

     Other operating expense consists of direct operating, marketing, repair and maintenance expense. Other operating expense increased by $0.14 million, or 16.5%, from $0.85 million to $0.99 million. As a percentage of sales, other operating expense increased from 5.2% to 5.9%. This increase was primarily due to higher energy costs in 2001.

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.54 million, or 17.1%, from $3.14 million to $3.68 million. As a percentage of sales, general and administrative expense increased from 19.4% to 22.0%. This increase was primarily due to deferred compensation charges of $679,000 and increased efficiencies at the corporate level offset by wage and salary increases.

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

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $0.16 million, or 228.6%, from ($0.07) million to $0.09 million. As a percentage of sales, other (expense) income increased from (0.5%) to 0.5%. This increase was primarily due to the interest income generated from the proceeds associated with our Series C financing which closed February 1, 2001 and the initial public offering which closed on May 7, 2001.

Net Loss

     Net loss decreased by $0.03 million, or 1.0%, from $3.02 million to $2.99 million. This decrease was primarily due to the establishment of a national purchase program, vendor consolidation and improved operational efficiencies. As a percentage of sales, net loss decreased from 18.7% to 18.0%. Net loss attributable to common shareholders, after the amortization of the beneficial conversion feature of $3.03 million, increased by $2.62 million, or 55.7% from $4.70 million to $7.32 million. As a percentage of sales, net loss attributable to common shareholders increased from 29.1% to 43.9%.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations primarily through the issuance of capital stock and debt. Through July 1, 2001 have raised cash of approximately $62.9 million from the sales of mandatorily redeemable convertible preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which through July 1, 2001 have totaled approximately $22.8 million since inception, net cash provided by financing activities has funded our investments in business and market development and related operating losses.

     During the period from inception through July 1, 2001, we reported net losses of approximately $44.26 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations.

     Net cash used in operating activities during the 26-week periods ended July 1, 2001 and June 25, 2000 was $3.62 million and $3.30 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges in addition to decreases in accounts payable or accrued expenses and increases in accounts receivable.

     Net cash used in investing activities for the 26-week periods ended July 1, 2001 and June 25, 2000 was approximately $0.92 million and $0.23 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes and central kitchens.

     Net cash provided by financing activities for the 26-week periods ended July 1, 2001 and June 25, 2000 was $14.67 million and $1.54 million, respectively. Net cash provided by financing activities resulted primarily from the issuance of capital stock, which was partially offset by financing costs, the repayment of the line of credit of $2.0 million in May 2001 and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.7 million.

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended July 1, 2001 and June 25, 2000 was ($0.52) million and ($0.60) million, respectively, and ($1.20) million and ($1.62) million for the 26-week periods ended July 1, 2001 and June 25, 2000, respectively.

     At July 1, 2001, we had cash and cash equivalents of $10.69 million, working capital of $10.39 million and shareholders' equity of $22.3 million. Historically, our annual financial statements have contained an explanatory paragraph relating to our ability to continue as a going concern. During the 26-week period ended July 1, 2001, we sold additional shares of Series C preferred stock for an aggregate price of $3.0 million. In May we received net proceeds of $13.7 million from our initial public offering. As a result, we believe that our current resources, together with the net proceeds from our initial public offering, provide us with sufficient resources to operate our business and meet our obligations as they come due.

     We have opened four cafes in 2001 and plan to open six additional cafes during 2001. These cafes will require approximately $3.0 million in leasehold improvements and equipment.

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

EQUITY-BASED COMPENSATION

     During fiscal 2000 we granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants we recorded deferred compensation of approximately $1.2 million during fiscal year 2000, of which $122,000 was amortized in 2000. The remaining $1.1 million as of December 31, 2000 will be amortized in future periods, generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. Deferred stock compensation will be amortized in future periods beginning in the year of the grant, generally over a four-year vesting period. During the 26-week period ended July 1, 2001, $136,000 of deferred stock compensation was amortized. On June 7, 2001, the board of directors approved a grant of approximately 337,000 stock options to employees with exercise price of $4.70. Since the exercise price was also the fair value at the date of grant, no deferred compensation is recognized.

     On April 18, 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services to be rendered in connection with leasehold improvements and food development at an approximate fair value of $155,000, which will be expensed or amortized over future periods.

     On May 7, 2001, the modification of the Series C warrants to extend their expiration dates resulted in a deferred stock compensation charge of approximately $0.64 million in the second quarter of 2001. This deferred stock compensation was fully expensed upon completion of the initial public offering.

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

     Under our revolving credit facility, we could be exposed to market risk from changes in interest rates on borrowings which bear interest at the lending bank's prime rate plus a fixed percentage or LIBOR plus a fixed percentage. Because we have used a portion of the net proceeds of our initial public offering to repay our borrowings under the revolving line of credit and we do not anticipate that our subsequent borrowings will be material to our operations, we do not believe this risk will be material.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     BRIAZZ is not currently a party to any material legal proceeding.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities

There have been no changes in our registered securities.

(b)  Use of proceeds

     On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-54922). On May 7, 2001 we closed our initial public offering of 2,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The managing underwriter in the initial public offering was WR Hambrecht+Co, LLC. Net proceeds to BRIAZZ, after deduction of $2.3 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.7 million. Our expenses for the offering consist of approximately $0.96 million in underwriting discounts and commissions and $1.34 million in other expenses. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of our equity securities. In the period from the closing of the initial public offering through July 1, 2001, we used $2.0 million for the repayment of line-of-credit borrowings. Until the proceeds are used they are invested in short-term paper.

(c)  Sales of Unregistered Securities

     In June 2001, we granted options to purchase an aggregate of 337,070 shares of common stock, at an exercise price of $4.70, to employees under our stock option plan, subject to the filing of a Form S-8 registration statement. All of these options are outstanding. The issuance of such options was exempt from Securities Act registration pursuant to Section 4(2) under the Securities Act, on the basis that these options were granted to our employees or directors for compensatory purpose and not in a public offering.

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

     On May 7, 2001, immediately prior to the closing of our initial public offering, all shares of our preferred stock converted into an aggregate of 3,815,851 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

On July 2, 2001, John Carlton, one of the Company's directors, resigned from the Board of Directors due to personal commitments.

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

 10.17+          Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank National Association dated December 30,
                 1999.

 10.18+          Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.

*10.19+          Form of Option Agreement (all options since February 2001).

 10.20+          Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association dated March
                 26, 2001.

 99.1            Risk Factors

----------
* Indicates management contract
+ Incorporated by reference to the Company's registration statement on Form S-1
  (No. 333-54922)

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BRIAZZ, INC.

Date:  August 14, 2001              By:     /s/ Victor D. Alhadeff
                                            ------------------------------------
                                    Name:   Victor D. Alhadeff
                                    Title:  Chief Executive Officer and
                                            Chairman of the Board of Directors

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

 10.17+          Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S. Bank National Association dated December
                 30, 1999.

 10.18+          Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.

*10.19+          Form of Option Agreement (all options since February 2001).


Exhibit
Number           Description
-------          -----------
 10.20+          Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association
                 dated March 26, 2001.

 99.1            Risk Factors.

---------------------------
*  Indicates management contract
+ Incorporated by reference to the Company's registration statement on Form S-1 (No. 333-54922)