Form 10-Q/A
period 2001-07-01
BRIAZZ INC
filed 2001-08-16
CIK 1045598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS................................................................  2

               BALANCE SHEETS..................................................................  2
               STATEMENTS OF OPERATIONS........................................................  3
               STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
               STOCKHOLDERS' EQUITY............................................................  4
               STATEMENTS OF CASH FLOWS........................................................  5
               NOTES TO FINANCIAL STATEMENTS...................................................  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................................  9

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
                                                                                                  ========       ========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock, and Stockholders'
 Equity (Deficit)
Current Liabilities
  Line of credit borrowings, current..........................................................    $     --       $    160
  Accounts payable............................................................................         731          3,008
  Accrued compensation........................................................................         923            904
  Accrued and other liabilities...............................................................         453            653
  Current portion of long-term debt...........................................................          72            144
                                                                                                  --------       --------
    Total current liabilities.................................................................       2,179          4,869
                                                                                                  --------       --------
  Line of credit borrowings, net of current portion...........................................          --          1,840
  Long-term debt, net of current portion......................................................          --             48
                                                                                                  --------       --------

  Commitments and contingencies
  Mandatorily redeemable convertible preferred stock, no par; 50,000,000 shares authorized
  Series A, 33,000 designated; 2,061 (2000) and 0 (2001) shares issued and outstanding;
   liquidation value of $11,058 and $0 at December 31, 2000 and July 1, 2001..................          --         10,984
  Series B, 34,450 designated; 3,211 (2000) and 0 (2001) shares issued and outstanding;
   liquidation value of $23,239 and $0 at December 31, 2000 and July 1, 2001..................          --         23,104
  Series C, 30,000,000 designated; 3,120,788 (2000) and 0 (2001) shares issued and
   outstanding; liquidation value of $19,605 and $0 at December 31, 2000 and July 1, 2001.....          --         19,521
                                                                                                  --------       --------

    Total mandatorily redeemable convertible preferred stock..................................          --         53,609
                                                                                                  --------       --------

Stockholders' equity (deficit)
  Common stock, no par; 100,000,000 shares authorized; 920 (2000) and
   5,824,980 (2001) shares issued and outstanding.............................................      74,456          2,076
  Additional paid-in capital..................................................................          --             --
  Deferred stock compensation.................................................................      (1,097)        (1,060)
  Accumulated deficit.........................................................................     (51,061)       (46,973)
                                                                                                  --------       --------

    Total stockholder equity (deficit)........................................................      22,298        (45,957)
                                                                                                  --------       --------

    Total liabilities and stockholders' equity................................................    $ 24,477       $ 14,409
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
                                                             ======   ========   ======   ========   ======   ========   ========


                        Stockholders' equity (deficit)


                                                           Common stock      Additional     Deferred
                                                         -----------------     paid-in       stock       Accumulated
                                                         Shares    Amount      capital    compensation     deficit       Total
                                                         -------  ---------  -----------  -------------  ------------  ---------
Balance at January 1, 2001............................        1    $ 2,076     $    --        $(1,060)     $(46,973)   $(45,957)
Issuance of common stock, net of issue costs..........    2,000     13,658          --             --            --      13,658
Issuance of Series C preferred stock,
  net of issue costs..................................       --         --          --             --            --          --
Issuance of Series C preferred stock for services.....       --         --          --             --            --          --
Conversion of preferred stock to common stock.........    3,816     58,081          --             --            --      58,081
Beneficial conversion feature on
  Preferred stock.....................................       --         --       3,034             --            --       3,034
Amortization of discount on preferred
  Stock...............................................       --         --      (3,034)            --            --      (3,034)
Accretion of mandatorily redeemable
  preferred stock.....................................       --         --          --             --        (1,283)     (1,283)
Common stock issued upon exercise of
  stock options.......................................        4          6          --             --            --           6
Common stock issued upon exercise of
  stock warrants......................................        4         --          --             --            --          --
Change in unearned compensation.......................       --         --          --             --            20          20
Deferred compensation related to the
  grant of stock options..............................       --         --          --           (173)          173          --
Deferred compensation related to the
  modification of the Series C warrants ..............       --        635          --           (635)           --          --
Amortization of deferred compensation.................       --         --          --            771            --         771
Net loss..............................................       --         --          --             --        (2,998)     (2,998)
                                                          -----  ---------  ----------   ------------      --------    --------
Balance at July 1, 2001...............................    5,825    $74,456     $     0        $(1,097)     $(51,061)   $ 22,298
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

The warrants outstanding to purchase Series C preferred stock of 907,240 (947,817 as adjusted for anti-dilution) were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non cash compensation charge of approximately $0.64 million at the time of the initial public offering.

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

In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non cash compensation charge of approximately $0.64 million at the time of the initial public offering.

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

     Cost of food and packaging as a percentage of total sales for each of retail sales and wholesale and other sales decreased by $0.33 million, or 9.3%, from $3.54 million to $3.21 million. The decrease was primarily due to implementation of an improved purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with Marriott Distribution Services, under which they procure and deliver to our central kitchens approximately 43% of our ingredients and packaging products.

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

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.48 million, or 30.9%, from $1.55 million to $2.03 million, primarily due to deferred compensation charges of approximately $0.64 million resulting from the modification of Series C warrants offset by increased efficiencies at the corporate level. As a percentage of sales, general and administrative expense increased from 17.9% to 24.4%.

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

Net Loss

     Net loss increased by $0.40 million, or 31.0%, from $1.29 million to $1.69 million. This increase was primarily due to the recognition of the stock deferred compensation as the result of the modification of the Series C warrants for an employee shareholder offset by the implementation of cost saving strategies and improved efficiency. As a percentage of sales, net loss increased from 14.9% to 20.1%. Net loss attributable to common shareholders, after the amortization of beneficial conversion feature of $2.95 million in the 13-week period ending July 1, 2001, increased by $2.80 million, or 130.2% from $2.15 million to $4.95 million, and as a percentage of sales, net loss attributable to common shareholders increased from 24.8% to 59.0%.

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

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended July 1, 2001 and June 25, 2000 was ($1.16) million and ($0.60) million, respectively, and ($1.84) million and ($1.62) million for the 26-week periods ended July 1, 2001 and June 25, 2000, respectively.

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

                                    BRIAZZ, INC.

Date:  August 15, 2001              By:     /s/ Victor D. Alhadeff
                                            ------------------------------------
                                    Name:   Victor D. Alhadeff
                                    Title:  Chief Executive Officer and
                                            Chairman of the Board of Directors

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