Form 10-Q
period 2001-09-30
BRIAZZ INC
filed 2001-11-14
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

COMMISSION FILE NUMBER 000-32527

BRIAZZ, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

WASHINGTON (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1672311 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3901 7TH AVENUE SOUTH, SUITE 200
SEATTLE, WASHINGTON 98108-5206
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(206) 467-0994
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

The number of outstanding shares of common stock, no par value, of the Registrant at September 30, 2001 was 5,824,993.

BRIAZZ, INC.

INDEX TO THE FORM 10-Q
FOR THE 13-WEEK & 39-WEEK PERIOD ENDED September 30, 2001

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,422	$555
Accounts receivable, net of allowance of $63 and $63	589	547
Inventory	492	508
Prepaid expenses and other current assets	623	490
Current portion of restricted certificates of deposit	114	149

Total current assets	11,240	2,249
Property and equipment, net	11,796	11,632
Restricted certificates of deposit, net of current portion	294	328
Deposits and other assets	199	200

	$23,529	$14,409

Liabilities, Mandatorily Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Line of credit borrowings, current	$—	$160
Accounts payable	947	3,008
Accrued compensation	1,049	904
Accrued and other liabilities	392	653
Overdrafts	645	—
Current portion of long-term debt	49	144

Total current liabilities	3,082	4,869

Line of credit borrowings, net of current portion	—	1,840
Long-term debt, net of current portion	—	48

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, no par; 50,000,000 shares authorized
Series A, 33,000 designated; 2,061 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $11,058 and $0 at December 31, 2000 and September 30, 2001	—	10,984
Series B, 34,450 designated; 3,211 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $23,239 and $0 at December 31, 2000 and September 30, 2001	—	23,104
Series C, 30,000,000 designated; 3,120,788 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $19,605 and $0 at December 31, 2000 and September 30, 2001	—	19,521

Total mandatorily redeemable convertible preferred stock	—	53,609

Stockholders’ equity (deficit)
Common stock, no par; 100,000,000 shares authorized; 920 (2000) and 5,824,993 (2001) shares issued and outstanding	73,755	2,076
Additional paid-in capital	—	—
Deferred stock compensation	(1,029)	(1,060)
Accumulated deficit	(52,279)	(46,973)

Total stockholder equity (deficit)	20,447	(45,957)

Total liabilities and stockholders’ equity	$23,529	$14,409

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 30,	September 24,	September 30,	September 24,
	2001	2000	2001	2000

Sales:
Retail	$7,049	$7,301	$21,632	$21,316
Wholesale and other	895	1,473	2,968	3,636

Total Sales	7,944	8,774	24,600	24,952
Cost of food and packaging	3,099	3,503	9,469	10,115
Occupancy expenses	991	948	2,858	2,853
Labor expenses (including amortization of deferred stock compensation expense for the 13 and 39 weeks expense, respectively, of $45 and $136 for 2001 and $7 and $11 for 2000)	2,843	2,821	8,433	8,108
Depreciation and amortization	643	669	1,894	1,997
Other operating expenses	508	553	1,492	1,398
General and administrative expenses (including amortization of deferred stock compensation expense for the 13 and 39 weeks, respectively, of $23 and $703 for 2001 and $4 and $6 for 2000)	1,808	1,510	5,489	4,640
Provision for asset impairment and store closure	—	8	—	25

Total operating expenses	9,892	10,012	29,635	29,136

Loss from operations	(1,948)	(1,238)	(5,035)	(4,184)
Other (expense) income
Interest and other expense	(1)	(60)	(63)	(173)
Interest and other income	87	12	238	52

	86	(48)	175	(121)

Net loss	(1,862)	(1,286)	(4,860)	(4,305)
Accretion of dividends/amortization of discounts on preferred stocks	—	828	4,317	2,510

Net loss attributable to common shareholders	$(1,862)	$(2,114)	$(9,177)	$(6,815)

Basic and diluted net loss per share	$(0.32)	$(525.88)	$(2.82)	$(1,791.44)

Weighted-average shares used in computing basic and diluted net loss per share	5,824,988	4,021	3,256,222	3,804

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Mandatorily redeemable convertible preferred stock

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at January 1, 2001	2	$10,984	3	$23,104	3,121	$19,521	$53,609
Issuance of common stock, net of issue cost	—	—	—	—	—	—	—
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	507	3,034	3,034
Issuance of Series C preferred stock for services	—	—	—	—	19	155	155
Conversion of preferred stock to common stock	(2)	(11,210)	(3)	(23,596)	(3,647)	(23,275)	(58,081)
Beneficial conversion feature on Preferred stock	—	—	—	—	—	(3,034)	(3,034)
Amortization of discount on preferred Stock	—	—	—	—	—	3,034	3,034
Accretion of mandatorily redeemable Preferred stock	—	226	—	492	—	565	1,283
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued upon exercise of stock warrants	—	—	—	—	—	—	—
Change in unearned compensation	—	—	—	—	—	—	—
Deferred compensation related to the grant of stock options	—	—	—	—	—	—	—
Deferred compensation related to the modification of the Series C warrants	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at September 30, 2001	0	$0	0	$0	0	$0	$0

Stockholders’ equity (deficit)

	Common stock		Additional	Deferred
			paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at January 1, 2001	1	$2,076	$—	$(1,060)	$(46,973)	$(45,957)
Issuance of common stock, net of issue costs	2,000	13,592	—	—	—	13,592
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	—	—
Issuance of Series C preferred stock for services	—	—	—	—	—	—
Conversion of preferred stock to common stock	3,816	58,081	—	—	—	58,081
Beneficial conversion feature on Preferred stock	—	—	3,034	—	—	3,034
Amortization of discount on preferred Stock	—	—	(3,034)	—	—	(3,034)
Accretion of mandatorily redeemable preferred stock	—	—	(635)	—	(648)	(1,283)
Common stock issued upon exercise of stock options	4	6	—	—	—	6
Common stock issued upon exercise of stock warrants	4	—	—	—	—	—
Change in unearned compensation	—	—	—	—	29	29
Deferred compensation related to the grant of stock options	—	—	—	(173)	173	—
Deferred compensation related to the modification of the Series C warrants	—	—	635	(635)	—	—
Amortization of deferred compensation	—	—	—	839	—	839
Net loss	—	—	—	—	(4,860)	(4,860)

Balance at September 30, 2001	5,825	$73,755	$0	$(1,029)	$(52,279)	$20,447

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 30,	September 24,
	2001	2000

Cash flows from operating activities
Net loss	$(4,860)	$(4,305)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	839	17
Depreciation and amortization	1,894	1,997
Provision for asset impairment and store closure	—	25
(Gain) or Loss on sale of Assets	—	(8)
Non-cash expense related to issuance of stock-based options	29	—
Other	—	(17)
Changes in
Accounts receivable	(42)	(648)
Inventory	16	69
Prepaid expenses and other current assets	(133)	(165)
Accounts payable	(2,061)	843
Accrued compensation	145	(526)
Accrued and other liabilities	(261)	89
Deposits and other assets	1	(6)

Net cash used in operating activities	(4,433)	(2,635)

Cash flows from investing activities
Purchases of property and equipment	(1,903)	(467)

Net cash used in investing activities	(1,903)	(467)

Cash flows from financing activities
Proceeds from sale of preferred stock, net of issuance costs	3,034	2,250
Proceeds from initial public offering, net of issuance costs	13,592	—
Repayments of line-of-credit borrowings	(2,000)	—
Proceeds from stock options exercised	6	1
Expiration of restricted certificate of deposit	69	19
Change in bank overdraft	645	(579)
Repayment of debt	(143)	(225)

Net cash provided by financing activities	15,203	1,466

Net (decrease) increase in cash and cash equivalents	8,867	(1,636)
Cash and cash equivalents
Beginning of year	555	2,153

End of year	$9,422	$517

Supplemental disclosure of cash flow information
Cash paid for interest	$63	$312

Supplemental disclosure of non-cash investing and financing activities
Accretion and discount amortization of mandatory redeemable preferred stock	$4,317	$2,510

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of operations and significant accounting policies

Operations

     BRIAZZ, Inc. (“Briazz” or the “Company”) manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle, and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify current markets and build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes Briazz cafes and kiosks, as well as box lunch delivery. The Company also distributes its products through select strategic alliances. Each market operates a central kitchen, which prepares meals daily.

Fiscal quarters

     Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52-or 53-week fiscal year. Reclassifications were made to 2000 quarterly results to express such results in four 13-week periods comparable to the quarter ended September 30, 2001.

Interim financial information

     The financial information at September 30, 2001, and for the 13-week and 39-week periods ended September 30, 2001 and September 24, 2000 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operation for the 13-week and 39-week periods ended September 30, 2001 and September 24, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS No. 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS 137, deferring the effective date to fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. The adoption of these standards as of January 1, 2001 did not have a material impact on the Company’s results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations” (“FAS 141”). FAS 141 addresses financial accounting and reporting for business combinations. FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company is currently evaluating the implications of adoption of FAS 141.

     In July 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and other intangible assets” (“FAS 142”). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of FAS 142 will effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently evaluating the implications of adoption of FAS 142 and plans to adopt FAS 142 in the fiscal year 2002.

     In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of FAS 143.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

2. Net loss per share

     The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented. Prior to the conversion of all outstanding shares of Series C mandatory redeemable convertible preferred stock immediately prior to the closing of the company’s initial public offering, the warrants were subject to the anti- dilution provisions of the Series C Stock. Those warrants were adjusted in 2001 after the initial public offering to reflect the anti-dilution adjustments of the Series C Stock prior to the conversion of the Series C Stock. (See Note 3) Upon completion of the initial public offering the warrants were converted pursuant to their terms into warrants to purchase common stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		39-week period ended

	September 30,	September 24,	September 30,	September 24,
	2001	2000	2001	2000

Net loss attributable to common stockholders	$(1,862)	$(2,114)	$(9,177)	$(6,815)
Weighted-average shares used in computing basic and diluted net loss per share	5,824,988	4,021	3,256,222	3,804
Basic and diluted net loss per share	$(0.32)	$(525.88)	$(2.82)	$(1,791.44)
Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	954,643	413,167	954,643	413,167
Redeemable convertible preferred stock	0	3,125,741	0	3,125,741
Warrants to purchase redeemable convertible preferred stock	0	907,240	0	907,240
Warrants to purchase common stock	930,404	0	930,404	0

3. Mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)

     At various times throughout fiscal year 2000 and 2001, the Company triggered the anti-dilution provisions of the Series A, B and C mandatorily redeemable convertible preferred stock. As a result, in January 2001 the rates at which preferred stock converted to common stock became 1.0634, 1.0635 and 1.0447 for Series A, B, and C, respectively.

     In connection with a $3 million private placement offering of shares of Series C Preferred Stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the convertible preferred stock, the Company has deemed the fair value of its common stock to exceed the issue price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with the EITF 00- 27 “Application of Issue 98-5 to Certain Convertible Instruments” at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature is calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security is convertible (intrinsic value). The Company recorded a beneficial conversion feature of approximately $3 million in the 26-

week period ending July 1, 2001. The beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of May 1, 2001, the beneficial conversion feature of $3,304,384 was fully amortized upon the conversion of preferred stock to common stock (Note 7). This beneficial conversion feature was recognized as a dividend, increasing net loss attributable to common shareholders.

     The warrants outstanding to purchase Series C preferred stock of 907,240 (947,817 as adjusted for anti-dilution) were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non-cash compensation charge of approximately $0.64 million at the time of the initial public offering.

4. Commitments and contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5. Segment information

     The Company operates in two reportable segments: retail; and wholesale and other. Retail consists of sales generated through the Company’s cafes and kiosks, box lunches and catering. Wholesale and other consists of sales through wholesale and grocery accounts, which are aggregated because they have similar economic characteristics. Management evaluates segment performance primarily based on sales and segment gross margins, which excludes costs of occupancy, labor, depreciation and amortization.

The following table presents certain financial information for each segment (amounts in thousands).

		Wholesale
	Retail	and Other	Total

13-week period ended September 30, 2001
Net sales	$7,049	$895	$7,944
Costs of products and packaging	(2,635)	(464)	(3,099)

Subtotal	$4,414	$431	4,845

Other operating expenses not allocated by segment			(6,793)

Loss from operations			$(1,948)

13-week period ended September 24, 2000
Net sales	$7,301	$1,473	$8,774
Costs of products and packaging	(2,818)	(685)	(3,503)

Subtotal	$4,483	$788	5,271

Other operating expenses not allocated by segment			(6,509)

Loss from operations			$(1,238)

		Wholesale
	Retail	and Other	Total

39-week period ended September 30, 2001
Net sales	$21,632	$2,968	$24,600
Costs of products and packaging	(7,999)	(1,470)	(9,469)

Subtotal	$13,633	$1,498	15,131

Other operating expenses not allocated by segment			(20,166)

Loss from operations			$(5,035)

39-week period ended September 24, 2000
Net sales	$21,316	$3,636	$24,952
Costs of products and packaging	(8,290)	(1,825)	(10,115)

Subtotal	$13,026	$1,811	14,837

Other operating expenses not allocated by segment			(19,021)

Loss from operations			$(4,184)

6. Initial Public Offering and stockholders’ equity

     The Company’s registration statement with respect to its initial public offering was declared effective by the Securities and Exchange Commission on May 1, 2001. The offering closed on May 7, 2001. 2,000,000 shares of common stock were offered in this initial public offering at a price to the public of $8.00 per share. Net proceeds after deduction of expenses from the initial public offering totaled $13.7 million.

     Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates (Note 3). The effects of these transactions resulted in a decrease of redeemable preferred stock to $0 and the issuance of approximately 3,816,000 shares of common stock.

7. Equity-based compensation

     During fiscal 2000 Briazz, Inc. granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants the company recorded deferred compensation of approximately $1.2 million during fiscal year 2000, of which $122,000 was amortized in 2000. The remaining $1.1 million as of December 31, 2000 will be amortized in future periods, generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. Deferred stock compensation will be amortized in future periods beginning in the year of the grant, generally over a four-year vesting period. During the 39-week period ended September 30, 2001, $204,000 of deferred stock compensation was amortized. In June 2001, the board of directors approved a grant of options to acquire approximately 337,000 shares of common stock to employees with exercise price of $4.70 per share. Since the exercise price was the fair value at the date of grant, no deferred compensation was recognized.

     In July 2001, the board of directors approved a grant of approximately 77,000 stock options to employees with exercise prices of $2.34. Since the exercise price was the fair value at the date of grant, no deferred compensation was recognized.

     In April 2001, 18,917 shares of Series C preferred stock were issued to two consultants for services to be rendered in connection with leasehold improvements and food development at an approximate fair value of $155,000, which will be expensed or amortized over future periods.

     In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non-cash compensation charge of approximately $0.64 million at the time of the initial public offering.

     In January 2001, the board of directors approved an amendment to the Company’s 1996 stock option plan to increase the number of shares of common stock reserved for issuance under the plan to one million shares (post-reverse split.) The amendment was approved by the Company’s shareholders in March 2001.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward-looking statement and the factors listed on Exhibit 99 to this report, which factors are hereby incorporated by reference in this report.

     In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases.

     Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward- looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

OVERVIEW

     BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

     We currently operate 43 cafes in the Seattle, San Francisco, Chicago and Los Angeles metropolitan areas. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

     During the fourth quarter 2001, we made a reduction in our workforce at our general and administrative office. The cost of this reduction will approximate the salary expense that would have been incurred without the reduction. The expected annual cash savings going forward in 2002 will approximate $0.63 million.

     Through fiscal year 2000 we measured our operational results based on 13 four-week periods. In fiscal year 2001 we converted to four 13-week periods with a 52- or 53-week fiscal year. Adjustments were made to 2000 results to express the results in four 13-week periods comparable to 2001.

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH 13-WEEK PERIOD ENDED SEPTEMBER 24, 2000

Sales

     Total sales decreased by $0.83 million, or 9.5%, from $8.77 million to $7.94 million.

     Retail sales decreased by $0.25 million, or 3.4%, from $7.30 million to $7.05 million. Of this decrease, $0.19 million related to discontinued sales from to the closure of the University Village store in Seattle in late August 2000. Retail sales in Los Angeles and Chicago increased $0.28 million, or 11.4% from $2.48 million to $2.76 million due to store openings. Retail sales in Seattle and San Francisco decreased by $0.54 million, or 11.2%, from $4.82 million to $4.28 million. This decrease was primarily due to lower office occupancy rates in these areas and the closure of the University Village store offset by the addition of two stores in these areas. The increases were due in part to our new food introduction program where we update our product offerings approximately every six to eight weeks. Same-store sales decreased by $0.63 million, or 10.5%, from $5.99 million to $5.36 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales.

     Wholesale and other sales decreased by $0.58 million, or 39%, from $1.47 million to $0.89 million. This decrease was primarily due to the discontinuation of sales to Safeway, Costco and Kozmo.com. Safeway and Costco were discontinued due to unprofitable sales while Kozmo.com was eliminated due to discontinuance of that company.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses decreased by $0.12 million, or 1.2%, from $10.01 million to $9.89. As a percentage of sales, our operating expenses increased from 114.1% to 124.5%. This increase was primarily due to deferred compensation expense relating to stock options, occupancy expenses for new retail locations and decreased sales.

     Cost of food and packaging decreased by $0.40 million, or 11.5%, from $3.50 million to $3.10 million due to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 39.9% to 39.0%.

     Cost of food and packaging for retail sales decreased by $0.18 million, or 6.5%, from $2.82 million to $2.64 million. Cost of food and packaging for wholesale and other sales decreased by $0.23 million, or 32.3%, from $0.69 million to $0.46 million. This decrease was due to the lower sales volumes.

     Cost of food and packaging on total sales for each of retail sales and wholesale and other sales decreased by $0.40 million, or 11.5%, from $3.50 million to $3.10 million. As a percent of sales, cost of food and packaging decreased by 0.9% from 39.9% to 39.0%. The decrease was primarily due to the implementation of an improved purchasing process, which improved our ability to source low cost ingredients.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.04 million, or 4.5%, from $0.95 million to $0.99 million. This increase was due to the opening of five additional cafés since the third quarter of 2000 offset by the closure of one café during August 2000. As a percentage of sales, occupancy expense increased from 10.8% to 12.5%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expense consists of wages and salaries paid to employees. Labor expense increased by $0.02 million, or 0.7%, from $2.82 million to $2.84 million. This increase was due to increased wage rates and the opening of five additional cafes since the third period of fiscal 2000. Due to the increase in the amortization of deferred compensation of $38,000 in the thirteen-week period ended September 30, 2001 offset by improved efficiencies in food production labor in the central kitchens. As a percentage of sales, labor expense increased from 32.2% to 35.8%. This increase was primarily due to decreased sales.

     Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.03 million or 3.9% from $0.67 million to $0.64 million. As a percentage of sales, depreciation and amortization increased from 7.6% to 8.1%. This increase was primarily due to decreased sales.

     Other operating expense consists of direct operating, marketing, repair and maintenance expense. Other operating expense decreased by $0.04 million, or 8.1%, from $0.55 million to $0.51 million. As a percentage of sales, other operating expense increased from 6.3% to 6.4%. This increase was primarily due to decreased sales.

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development, and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expense increased by $0.30 million, or 19.7%, from $1.51 million to $1.81 million. As a percentage of sales, general and administrative expense increased from 17.2% to 22.7%. This was due to additional district management staff for the new retail locations, wage increases, and expenses relating to being a public company such as additional legal and accounting expenses. It was also due to an increase in deferred compensation charges of approximately $19,000 in the thirteen-week period ended September 30, 2001.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $8,000, or 100%, from $8,000 to zero. Based on the facts surrounding an asset’s impairment, no adjustment was required for asset impairment.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $0.14 million, or 280.0%, from ($0.05) million to $0.09 million. This increase was due to the interest income generated from the proceeds associated with the Series C financing that closed February 1, 2001 and the initial public offering that closed on May 7, 2001. This was complemented by a lower interest expense due to the repayment of the line of credit in May 2001. As a percentage of sales, other (expense) income increased from (0.6%) to 1.2%.

Net Loss

     Net loss increased by $0.57 million, or 44.2%, from $1.29 million to $1.86 million. This increase was primarily due to decreased sales and increased occupancy, labor and general and administrative expenses. As a percentage of sales, net loss increased from 14.7% to 23.4%. Net loss attributable to common shareholders, after the amortization of beneficial conversion feature of $0.83 million in the 13-week period ending September 24, 2000, decreased by $0.25 million, or 11.9% from $2.11 million to $1.86 million. As a percentage of sales, net loss attributable to common shareholders decreased from 24.1% to 23.4%.

RESULTS OF OPERATIONS 39-WEEK PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH 39-WEEK PERIOD ENDED SEPTEMBER 24, 2000

Sales

     Total sales decreased by $0.35 million, or 1.4%, from $24.95 million to $24.60 million.

     Retail sales increased by $0.32 million, or 1.5%, from $21.31 million to $21.63 million. Of this increase, $0.22 million was attributable to the five new cafes that were opened in late 2000 or early 2001. The reminder of this increase was primarily due to our new food introduction program, in which we update our product offerings approximately every six to eight weeks, and our new inventory system, which enhanced same-store sales growth by allowing us to manage the availability of items for sale in our cafes in a more efficient manner. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales. Same-store sales decreased by $0.13 million, or .7%, from $16.92 million to $16.79 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals.

     Wholesale and other sales decreased by $0.67 million, or 18.4%, from $3.63 million to $2.96 million. This decrease was primarily due to the discontinuation of sales to Safeway, Costco and Kozmo.com.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $0.50 million, or 1.7%, from $29.14 million to $29.64 million. As a percentage of sales, our operating expenses increased from 116.8% to 120.5%. This increase was primarily due to increased occupancy, labor and general and administrative expenses offset by improved operational efficiency and implementation of cost saving strategies.

     Cost of food and packaging decreased by $0.65 million, or 6.4%, from $10.12 million to $9.47 million. Cost of food and packaging decreased as a percentage of sales from 40.5% to 38.5%.

     Cost of food and packaging for retail sales decreased by $0.29 million, or 3.5%, from $8.29 million to $8.00 million. Cost of food and packaging for wholesale and other sales decreased by $0.36 million, or 19.5%, from $1.83 million to $1.47 million. The establishment of this national purchasing programs and vendor consolidations resulted in better pricing and lower costs of food and packaging.

     Cost of food and packaging on total sales of retail sales and wholesale and other sales decreased by $0.65 million, or

6.4%, from $10.12 million to $9.47 million. As a percentage of sales, cost of food and packaging decreased by 2.0% from 40.5% to 38.5%. The decrease is primarily due to implementation of an improved purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with two separate distributors, under which they procure and deliver to our central kitchens approximately 43% of our ingredients and packaging products.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.01 million, or 0.02%, from $2.85 million to $2.86 million. This increase was primarily due expenses for five additional cafes offset by the closure of a Seattle cafe in mid-2000. As a percentage of sales, occupancy expense increased from 11.4% to 11.6%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expense consists of wages, salaries and certain equity-based compensation amounts paid to employees. Labor expense increased by $0.32 million, or 4.0%, from $8.11 million to $8.43 million. As a percentage of sales, labor expense increased from 32.5% to 34.3%. This increase was primarily due to increased wage rates, to the opening of five additional cafes since the third period of fiscal 2000 and to increase in the amortization of deferred compensation of $125,000 in the thirty-nine week period ended September 30, 2001. This increase was also due to decreased sales.

     Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.11 million or 5.2% from $2.00 million to $1.89 million. As a percentage of sales, depreciation and amortization decreased from 8.0% to 7.7%. This decrease was primarily due to assets becoming fully depreciated.

     Other operating expense consists of direct operating, marketing, repair and maintenance expense. Other operating expense increased by $0.09 million, or 6.7%, from $1.40 million to $1.49 million. As a percentage of sales, other operating expense increased from 5.6% to 6.1%. This increase was primarily due to higher energy costs in 2001.

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.84 million, or 18.1%, from $4.65 million to $5.49 million. As a percentage of sales, general and administrative expense increased from 18.6% to 22.3%. This increase was primarily due to deferred compensation charges of $0.7 million in 2001, compared to $6,000 in 2000, and salary increases, offset by increased efficiencies at the corporate level.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $25,000, or 100%, from $25,000 to zero. Based on the facts surrounding an asset’s impairment, no adjustment was required for asset impairment.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $0.30 million, or 250.0%, from ($0.12) million to $0.18 million. As a percentage of sales, other (expense) income increased from (0.5%) to 0.7%. This increase was due to the interest income generated from the proceeds associated with our Series C financing which closed February 1, 2001 and the initial public offering that closed on May 7, 2001. This was complemented by a lower interest expense due to the repayment of the line of credit in May 2001.

Net Loss

     Net loss increased by $0.56 million, or 12.9%, from $4.31 million to $4.86 million. This increase was primarily due to additional deferred compensation expense of $0.73 million offset by operating efficiencies. As a percentage of sales, net loss increased from 17.3% to 19.8%. Net loss attributable to common shareholders, after the amortization of the beneficial conversion feature of $4.32 million, increased by $2.36 million, or 34.7% from $6.82 million to $9.18 million. As a percentage of sales, net loss attributable to common shareholders increased from 27.3% to 37.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations primarily through the issuance of capital stock and debt. Through September 30, 2001 we have raised cash of approximately $65.9 million from the sales of mandatorily redeemable convertible preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which through September 30, 2001 have totaled approximately $24.7 million since inception, net cash provided by financing activities has funded our investments in business and market development and related operating losses.

     During the period from inception through September 30, 2001, we reported net losses of approximately $46.12 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations.

     Net cash used in operating activities during the 39-week periods ended September 30, 2001 and September 24, 2000 was $4.43 million and $2.6 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges in addition to decreases in accounts payable or accrued expenses and increases in accounts receivable.

     Net cash used in investing activities for the 39-week periods ended September 30, 2001 and September 24, 2000 was approximately $1.90 million and $0.47 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes and central kitchens.

     Net cash provided by financing activities for the 39-week periods ended September 30, 2001 and September 24, 2000 was $15.20 million and $1.50 million, respectively. Net cash provided by financing activities resulted primarily from the issuance of capital stock, which was partially offset by financing costs, the repayment of the line of credit of $2.0 million in May 2001 and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.7 million.

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended September 30, 2001 and September 24, 2000 was ($1.31) million and ($0.57) million, respectively, and ($3.14) million and ($2.19) million for the 39-week periods ended September 30, 2001 and September 24, 2000, respectively.

     At September 30, 2001, we had cash and cash equivalents of $9.42 million, working capital of $8.16 million and shareholders’ equity of $20.45 million. Historically, our annual financial statements have contained an explanatory paragraph relating to our ability to continue as a going concern. During the 39-week period ended September 30, 2001, we sold additional shares of Series C preferred stock for an aggregate price of $3.0 million. In May we received net proceeds of $13.7 million from our initial public offering. As a result, we believe that our current resources, together with the net proceeds from our initial public offering, provide us with sufficient resources to operate our business and meet our obligations as they come due.

     We have opened four cafés in the 39-week period ending September 30, 2001, one in the fourth quarter of 2000, and one in the fourth quarter of 2001. In addition we plan to open six additional cafés by the end of the first quarter of 2002. Due to the decreased sales resulting from lower office occupancy rates in our current markets, we plan to defer additional café openings, with the exception of the Starbucks Café, until the first quarter of 2002. These additional cafes to be opened by the end of the first quarter of 2002 will require approximately $1.8 million in leasehold improvements and equipment.

     We believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. Thereafter, we may need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

EQUITY-BASED COMPENSATION

     During fiscal 2000 we granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants, we recorded deferred compensation of approximately $1.2 million during fiscal year 2000, of which $122,000 was amortized in 2000. The remaining $1.1 million as of December 31, 2000 will be amortized in future periods, generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with exercise prices of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 during the 39-week period ended September 30, 2001. Deferred stock compensation will be amortized in future periods beginning in the year of the grant, generally over a four-year vesting period. During the 39-week period ended September 30, 2001, $204,000 of deferred stock compensation was amortized. In June 2001, the board of directors approved a grant of approximately 337,000 stock options to employees with exercise price of $4.70. In July 2001 the board of directors approved a grant of options to acquire approximately 77,000 stock options to employees with exercise price of $2.34. Since the exercise price in both cases was the fair value at the date of grant, no deferred compensation was recognized.

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

     Under our revolving credit facility, we could be exposed to market risk from changes in interest rates on borrowings which bear interest at the lending bank’s prime rate plus a fixed percentage or LIBOR plus a fixed percentage. We currently have no borrowings outstanding under the revolving line of credit and do not anticipate that our future borrowings to be material to our operations and therefore we do not believe this risk will be material.

     All of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

     Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, utility costs and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     BRIAZZ is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Changes in Securities

There have been no changes in our registered securities.

(b)	Sales of Unregistered Securities

     In April 2001, we issued 18,917 shares of Series C preferred stock to two consultants for services rendered at an aggregate fair value of $155,000. The sale and issuance of such securities were exempt from Securities Act registration pursuant to Rule 701 under the Securities Act, on the basis that these securities were offered and sold in accordance with a written compensatory contract. All investors received historical and projected financial data had the opportunity to ask questions of our officers. No underwriters were used in connection with these sales and issuance’s.

     On May 7, 2001, immediately prior to the closing of our initial public offering, all shares of our preferred stock converted into an aggregate of 3,815,851 shares of common stock.

     In June 2001, we granted options to purchase an aggregate of 337,070 shares of common stock, at an exercise price of $4.70, to employees under our stock option plan, subject to the filing of a Form S-8 registration statement. All of these options are outstanding. In July 2001 the board of directors approved a grant of approximately 77,000 stock options to employees with exercise price of $2.34. Since the exercise price was also the fair value at the date of grant, no deferred compensation was recognized on either the June and July 2001 grants. The company held a registration statement on Form S-8 on October 29th, 2001 with respect to the shares of common stock underlying such opinions. The issuance of such options was exempt from Securities Act registration pursuant to Section 4(2) under the Securities Act, on the basis that these options were granted to our employees or directors for compensatory purpose and not in a public offering

(c)	Use of proceeds

     On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-54922). On May 7, 2001 we closed our initial public offering of 2,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The managing underwriter in the initial public offering was WR Hambrecht+Co, LLC. Net proceeds to Briazz, after deduction of $2.3 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.7 million. Our expenses for the offering consist of approximately $0.96 million in underwriting discounts and commissions and $1.41 million in other expenses. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of our equity securities. In the period from the closing of the initial public offering through September 30, 2001, we used $2.0 million for the repayment of line-of-credit borrowings. Until the proceeds are used they are invested in short-term commercial paper.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1+	Amended and Restated Articles of Incorporation.
3.2+	Bylaws.
4.1+	Specimen Stock Certificate.
*10.1+	1996 Amended Stock Option Plan.
*10.2+	Form of Option Agreement (Fresh Options prior to February 2001)
*10.3+	Form of Option Agreement (other options prior to February 2001)
*10.4+	2001 Employee Stock Purchase Plan.
10.5+	Form of Warrant.
*10.6+	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7+	Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.
10.8+	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.9+	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.10+	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.
10.11+	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.12+	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.
10.13+	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14+	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15+	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.16+	Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank National Association in the principal amount of $2,000,000 dated December 30, 1999.
10.17+	Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank National Association dated December 30, 1999.
10.18+	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
*10.19+	Form of Option Agreement (all options since February 2001)
10.20+	Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association dated March 26, 2001.
99.1	Risk Factors

*	Indicates management contract

+	Incorporated by reference to the Company’s registration statement on Form S-1 (No. 333-54922)

(b)	Reports on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC

Date: November 13, 2001	By:	/s/ Victor D. Alhadeff

	Name:	Victor D. Alhadeff
	Title:	Chief Executive Officer and
Chairman of the Board of Directors