Form 10-K
period 2001-12-30
BRIAZZ INC
filed 2002-04-01
CIK 1045598

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-32527

                                  BRIAZZ, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WASHINGTON                                     91-1672311
(JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        3901 7TH AVENUE SOUTH, SUITE 200
                            SEATTLE, WASHINGTON 98108
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  REGISTRANT'S TELEPHONE NUMBER: (206) 467-0994

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                    ON WHICH REGISTERED
 -------------------                                    -------------------
        None                                                   None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the registrant's Common Stock held by non-affiliates as of March 12, 2002 was $5,089,313. The number of shares of the registrant's Common Stock outstanding as of March 12, 2002, was 5,847,310.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 5, 2002 are incorporated by reference into Part III.

================================================================================

                                  BRIAZZ, INC.
                                DECEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                                     PART I.

ITEM 1. Business................................................................ 3
ITEM 2. Properties..............................................................19
ITEM 3. Legal Proceedings.......................................................20
ITEM 4. Submission of Matters to a Vote of Security Holders.....................20

                                PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters...20
ITEM 6. Selected Financial Data.................................................22
ITEM 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................24
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk..............33
ITEM 8. Financial Statements and Supplementary Data.............................34
ITEM 9. Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure............................................52

                                PART III.

ITEM 10.Directors and Executive Officers of the Registrant......................53
ITEM 11.Executive Compensation..................................................53
ITEM 12.Security Ownership of Certain Beneficial Owners and Management          53
ITEM 13.Certain Relationships and Related Transactions..........................53

                                PART IV.

ITEM 14.Exhibits, Financial Statements and Reports on Form 8-K..................54

SIGNATURES......................................................................56


Unless the context indicates otherwise, the terms "we," "us," "our," the "Company," or "BRIAZZ" refer to BRIAZZ, INC., a Washington corporation.

                           FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report ("Annual Report" or the "Report") constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of BRIAZZ, Inc., or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described under "Business--Risk Factors" in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business--Risk Factors." We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.


                                     PART I



ITEM 1. BUSINESS.

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

We currently operate a total of 43 cafes in Seattle, San Francisco, Chicago and Los Angeles. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

Our target customer is the office worker. Our cafes are conveniently located either in city center locations with a high density of office buildings and retail foot traffic or within individual office buildings where we serve as an amenity for building tenants. To satisfy the demands of our time-constrained customers for lunch, breakfast and between-meal snacks, we design our cafes for quick service. Refrigerated display cases offer easy access to pre-packaged food items.

Our central kitchens prepare, assemble and distribute substantially all of our food products. Establishing a central kitchen in each of our geographic locations enables us to deliver consistently high-quality, affordable food at an attractive unit cost.


COMPETITIVE STRENGTHS

Subject to available funding, we intend to expand our presence in our existing markets and expand into new markets. To achieve our planned expansion goals, we intend to leverage the following strengths:

Well-defined business concept. Over the past six years, we have refined our menu selections and cafe presentation, redesigned product workflow within our central kitchens and established strict real estate guidelines for new locations. These efforts have allowed us to increase customer traffic at existing locations and expand the number of stores we operate.

The following are central factors in our business strategy:

        o Extensive, high-quality product offerings. We offer an extensive range of menu items designed for broad appeal to our target customers. We also offer varying portion sizes for selected salads and sandwiches. We believe our diverse product selection, ranging from traditional foods, such as Cobb salads and tuna sandwiches, to gourmet foods, such as tarragon chicken sandwiches, attracts new customers and increases the frequency of visits by repeat customers.

        o Frequent menu changes. Our goal is to introduce new food selections to our customers approximately every six to eight weeks. We also adjust our menu seasonally, for instance, by offering a larger variety of hot soups and sandwiches during the winter months and a larger variety of salads during the summer months.

        o Speed and quality of service. We have designed our cafes to serve a large number of customers in a very short period of time and to allow easy movement within the cafe from entry to exit. In addition, because our cafe employees are not preparing most of the food products, they can focus their attention on customer service.

        o Range of prices. Our entrees range in price from $2.99 to $5.99, allowing customers with different budgets to enjoy our products. In addition, our multiple price point strategy allows customers to select their own meal combinations, such as a soup and salad or a soup and sandwich, providing further flexibility in offering meals to fit particular budgets.

        o Multiple distribution channels. For the convenience of our corporate customers, we deliver box lunches and catered platters for in-office meetings through our fleet of trucks and vans. We also deliver to selected wholesale customers.

Central kitchens. We currently operate central kitchens as hubs for food preparation and distribution in each of our geographic markets. Central kitchens help enable us to consistently provide customers with a broad assortment of high-quality food products. This task is both more expensive and more difficult to manage when food is prepared at the cafes. We believe central kitchens also provide us with significant competitive advantages through economies of scale, health and safety controls and product-waste minimization. In addition, the use of central kitchens allows us to locate cafes on smaller sites and sites without the ventilation required for an on-site kitchen.

Strategic cafe locations. We locate our cafes primarily in areas with many office buildings or within individual buildings where we serve as an amenity for building tenants. Amenity locations are typically sites on the ground floor or in the plaza of an office building and are often leased at favorable rates because they offer conveniences to building tenants. In addition, for cafes in amenity locations, very little marketing is required due to the high visibility of the cafe within the building and the comparatively low level of competition within the building.

Experienced management. Our management team has significant experience in the retail and food industries. We believe our management team is well-positioned to manage our existing operations and the anticipated growth in our business.


GROWTH STRATEGY

We believe that significant growth opportunities exist for us both in our current markets and in new markets. Our key strategies to drive growth are:

Deepen our penetration in existing markets. Subject to available funding, our expansion plans in our current markets, outside of the six cafes opened or to be opened in 2002, call for the establishment of new cafes and an increase in our distribution capabilities to expand our sales from box lunches, catering platters and wholesale accounts. We believe that the opportunity exists to add approximately 150 cafes in our existing geographic markets over the next five years; however, the number of locations that could satisfy our selection criteria is significantly larger. Increased market penetration and the resulting increase in sales will allow us to take further advantage of the economies of scale and distribution efficiencies provided by our central kitchens.

Amenity locations. In selecting sites and opening new locations, we will pursue a strategy of opening cafes primarily in amenity locations. We believe these sites often have a built-in barrier to entry because there are typically no other sites available in the building to potential competitors, or competition within the building is limited.

Real estate initiatives. We opened five cafes in 2001 and one in the first quarter of 2002. We closed a cafe during the first quarter of 2002. This closure resulted from decreased sales as the cafe's building occupancy shifted from normal office occupancy to a data-center. We plan to open five additional cafes in the second quarter of 2002. It takes approximately eight months to open a new cafe from the time we sign a letter of intent with the building owner or manager, and we have signed letters of intent for all five planned cafes.

Distribution capabilities. We believe there is a significant market for our box lunches and catered meals outside the highly competitive city centers. In city centers, we are one of numerous food options for customers who need meals delivered. Outside city centers, however, the options are more limited. Because our food products are distributed through a central kitchen, our distribution area for box lunches and catered meals is not limited to the geographic areas where our cafes are located. Customers place orders directly with our branded sales department by phone, fax or through our web site. We intend to expand our fleet of delivery vans and hire additional sales representatives in all four geographic markets to further penetrate the market beyond our cafe locations.

Central kitchen capacities. We estimate that our central kitchens in Seattle and Los Angeles have the capacity to prepare and assemble up to 25,000 entree items per day and our central kitchens in Chicago and San Francisco have the capacity to prepare and assemble up to 15,000 entree items per day. In Seattle, we estimate we are using approximately 80% of the kitchen's capacity. In San Francisco, we estimate we are using approximately 60% of the kitchen's capacity. In Chicago, we estimate we are using 20% or less of the kitchen's capacity. In Los Angeles, we estimate we are using approximately 30% of the kitchen's capacity. In order to take advantage of the competitive strength of the central kitchens created by economies of scale, we intend to increase our central kitchen use to full capacity.

Expand into new geographic markets. In the next few years, we intend to expand into new geographic markets. Although we have not yet identified specific new markets, we believe many of the 25 largest metropolitan areas in the United States, as well as certain international cities, are suitable for potential expansion of BRIAZZ operations and brand. It generally takes up to 18 months to establish a new central kitchen once the location has been identified. When appropriate, and subject to available funding, we intend to enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

Build brand awareness. We believe that sales of our branded food products through our cafes and other distribution channels reinforce our image as a provider of fresh, high-quality lunch and breakfast foods and between-meal snacks. We currently build brand awareness through cafe visibility, branded delivery vans and trucks and product packaging. We are planning a number of marketing initiatives in 2002 designed to further build brand awareness, such as in-cafe promotions and redesigned signage for our cafes.


HISTORY

Victor D. Alhadeff founded BRIAZZ in 1995, after recognizing the convergence of two consumer trends: decreasing time for lunch and breakfast and an increasing desire for high-quality, healthy food at affordable prices. Mr. Alhadeff founded BRIAZZ on the belief that demand for healthy, premium foods served quickly and conveniently could be met through the sale of pre-packaged food items from open, self-serve refrigerated cases. In September 1995, we opened the first BRIAZZ cafe in Seattle, Washington. We expanded our operations into San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998 and now operate 43 cafes.


CAFE-LEVEL ECONOMICS

Our average capital expense for the five most recently opened cafes that have been open for at least one year was approximately $267,637. For fiscal 2001, these cafes averaged approximately $551,060 in sales and generated an average cafe-level pre-tax profit of 14.5%. Cafe-level pre-tax profit consists of all sales less all expenses related to each cafe, including occupancy expense, labor expense, general and administrative expense, other operating expense, depreciation and amortization, and direct central kitchen costs including cost of food and packaging, labor expense and food delivery expense. Cafe-level expenses exclude corporate general and administrative expense and other central kitchen expenses.


OUR MENU

We offer sandwiches, salads and soups, as well as a variety of fresh baked goods, juices, gourmet coffees and fresh fruit. Within each basic product category, such as sandwiches, salads, soups and baked goods, we strive to offer a large number of choices. On average, we offer approximately 300 different items in our cafes.

Our food products are made with high-quality, fresh ingredients and are served in our cafes, in box lunches or on our catered platters within 24 hours. We develop our menu and recipes to provide flavorful choices, ranging from the traditional to the gourmet. Our sandwiches are made with a variety of traditional and artisan breads.

We are committed to an ongoing process of introducing new food items approximately every six to eight weeks for our cafes and approximately four times each year for our non-cafe distribution channels. New food items are introduced based on factors including food trends, customer input and test marketing in a limited number of cafes. From time to time, we remove seasonal and less popular items from our menu. In response to customer requests, we now offer hot panini sandwiches in each of our geographic markets. Cafes with this new design generate approximately 40-48 percent of hot food sales compared to a company average of approximately 35 percent. In cafes with the new design, we average higher sales per building occupant than in our other cafes. As we move forward in 2002, we anticipate all new cafes will be designed with a merchandising focus on hot food. In addition, we currently offer hot subs in our cafes in Chicago, two of our cafes in San Francisco and one of our cafes in Seattle. Due to the popularity of the hot sub offerings, some of our cafes will be retrofitted to give them the ability to offer hot subs. In addition, to keep our product offering current, we adjust our menu on a seasonal basis. For example, we offer a larger variety of hot soups and sandwiches during the winter months, and a larger variety of salads during the summer months.

We derive approximately 60% of our cafe sales from sandwiches, salads and soups. Our sandwiches and salads are prepared by our central kitchens and our soups are prepared by Stockpot Soups, a division of the Campbell Soup Co. In the morning and after lunch, the majority of cafe sales consist of beverages and fresh baked goods. Our beverage selection includes Starbucks coffee, fresh juices and other brand-name beverages. Our baked goods include bagels, muffins, pound cakes, scones and cookies. The cookies are baked in ovens in our cafes, providing fresh cookies to our customers and filling the cafes with the aroma of baking cookies. To broaden our menu during the breakfast hours, we now offer a selection of breakfast egg sandwiches on an English muffin or bagel that are served hot and sold with other pre-packaged items for takeaway.

To ensure the BRIAZZ brand is synonymous with high quality and consistency, our carefully developed and tested recipes call for fresh produce, premium ingredients and breads from local bakeries. We carefully select suppliers in each market based upon reputation, references, reliability, cost and other criteria.

Most of our products are pre-packaged for convenience and labeled with our logo and a list of ingredients, which, in combination with clear packaging material, allows for easy product and ingredient identification and additional branding.


OUR DISTRIBUTION CHANNELS

Our food products are distributed through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers, and through selected wholesale accounts. These distribution channels are designed to increase market penetration within each geographic market. Our multiple distribution channels allow us to generate product volume in an effort to fully use the central kitchen within a geographic market.

CAFES

Of our 43 company-owned cafes, approximately half are amenity locations. The size of our cafes ranges from 173 square feet in the Wrigley Building in Chicago to 3,816 square feet in the 525 Market building in San Francisco. Our cafes sell an extensive selection of BRIAZZ branded and third-party products and incorporate a distinctive decor that is instrumental in building the BRIAZZ brand.

We believe our target customers place a high priority on speed of service. Accordingly, we strive to make the entire process of selecting and purchasing products require less than five minutes inside our cafes, even during the lunch hour rush. Our cafes in amenity locations, together with our larger cafes, processed an average of 242 transactions between 11:00 a.m. and 2:00 p.m. during the four-week period beginning October 29, 2001. We have designed our cafes to serve a large number of customers in a very short period of time and to allow easy movement within the cafes from entry to exit. Most food items are clearly labeled and selected from self-serve refrigerated cases, requiring minimal employee assistance. The hot items on our menu, such as soups, hot subs and paninis, can be served quickly. This focus on speed and convenience caters to the time-constrained individual and, we believe, builds a loyal customer base.

The preparation of food products at our central kitchens minimizes the space required for food preparation in our cafes. Generally, our customers consume their purchases elsewhere; we do, however, provide a limited number of tables and chairs at some cafes for customers who wish to eat on the premises.


BOX LUNCHES AND CATERED PLATTERS

We deliver box lunches and catered platters in each of our four geographic markets. We provide service to customers in the vicinities of our cafes and to customers whose business sites are located outside these vicinities. Our box lunches come in a BRIAZZ branded box and include a BRIAZZ branded sandwich or salad entree, complemented by a bag of chips, a beverage, a fruit cup and a cookie or brownie. Catering choices include breakfast trays, sandwich platters, salad bowls, party platters, dessert trays and cold beverages. Box lunches and catered platters are delivered by employees wearing BRIAZZ uniforms driving BRIAZZ branded trucks or vans. Our target customers are companies that order food items for the participants in their in-house business meetings.

We receive box lunch or catering orders on a daily basis by telephone, fax and through our web site. We developed the web site in late 1999 in response to requests from corporate customers for online ordering capabilities. Substantially all of our orders are filled at a central kitchen and delivered directly to the customers.


WHOLESALE ACCOUNTS

In October 1998, we began distributing sandwiches and salads in Seattle through Quality Food Centers, Inc., a regional grocery store chain. Currently, our products are being sold at over 51 QFC stores. We are also currently in a test with Target stores to selectively sell our product. The current test incorporates Target stores in our existing four markets. We have selectively offered our products to other wholesale accounts, including Tully's Coffee and Kozmo.com. However, Kozmo.com ceased operations in April 2001. Wholesale accounts represent an opportunity to generate additional production volume and build the BRIAZZ brand without incurring the capital expenditures associated with building new cafes.


DISTRIBUTION LOGISTICS

Most of our products originate at a central kitchen and are transferred to various distribution points by our fleet of approximately 56 delivery trucks and vans, many of which are refrigerated. We deliver food products at different times of the day, allowing us to use our fleet throughout the day. For example, our trucks and vans deliver each day's food products to our cafes very early in the morning. Our fleet delivers food products to our wholesale accounts mid-morning and delivers box lunches and catered platters at lunchtime. We pick up leftover food products from our cafes at the end of each day. Most unsold food is donated to charity through America's Second Harvest, a hunger relief organization, or their affiliates.

OPERATIONS

We operate with a team-based management system. We believe this helps us to rapidly resolve issues and spread successful developments through our organization. Our operations are structured by "triad teams" of retail, sales and manufacturing divisions in each geographic market. Most operating issues are solved locally through organized efforts of these teams. At the corporate level, local teams are supported by the "executive triad," composed of the division heads and the director of operations services. Issues which cannot be solved by the local triad teams are resolved by the executive triad. Similarly, if a successful practice is developed in one market, it can be rapidly implemented in the other markets by the triad teams.


CENTRAL KITCHENS

Our central kitchens in each geographic area function as food preparation, assembly and distribution hubs. Central kitchen functions include ingredient preparation, baking, and assembly and packaging of food products. The central kitchens are designed to benefit from the economies of scale generated by high unit-production volumes. For example, large, refrigerated preparation and assembly rooms eliminate the need to rotate products through coolers during the production process. Moreover, high unit-production volumes generated by the central kitchens justify the use of automated equipment such as product wrapping and packaging machines.

A key element of our brand-building strategy is to maintain consistent product quality through our comprehensive quality assurance programs. Central kitchen managers compile and analyze daily reports that detail key central kitchen statistics, including total production, production by business unit, labor as a percentage of sales and labor cost per unit produced. Our quality assurance programs include the Hazard Analysis Critical Control Point Program for use in our central kitchens and the ServSafe Training Program for use in our cafes and central kitchens, which training program was created by the Education Foundation of the National Restaurant Association. In addition to our quality assurance and safety programs at our cafes and central kitchens, all delivery vehicles used to deliver food requiring refrigeration are refrigerated for food safety.

In 1999, we retained Strategic Restaurant Engineering, Inc., an industrial engineering firm focused on the food service industry, for an analysis of our central kitchen operations. Based on its analysis, we are implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

We outsource some food preparation to third parties in order to reduce production costs. For example, Stockpot Soups makes all soups served in our cafes, local bakeries provide us with artisan bread and pastries in each market and all our cookie dough is produced by a third party.


CAFES

Our cafes are typically open from early morning to late afternoon. These hours of operation are designed to capture the breakfast, lunch and afternoon traffic. Typically, our cafes have one or two managers supported by senior hourly "lead" employees. Each hourly employee is trained to facilitate speed and quality of service, performing such functions as cashiering, limited food preparation, coffee and other drink preparation, greeting customers and bussing tables.

With the guidance of a district manager, each cafe manager or lead employee is responsible for ordering the appropriate products and quantities from the central kitchen. To aid in this process, we have developed extensive cafe-level reports that provide managers with trend and product-volume information. The use of these reports helps ensure adequate inventory levels and helps reduce the amount of unsold products.


EMPLOYEE TRAINING AND DEVELOPMENT

We have developed a comprehensive program to train employees in customer service, operations and product knowledge. We provide product and customer service training to all employees.

Our retail employees are exposed to a high level of product training. We believe that our personnel must be able to provide customers with information about the food products we offer. In addition, we believe that customer service training and awareness is critical to our success. We reinforce the importance of training on a daily basis in our retail locations. In addition to product training, we train our cafe employees in general store operations to achieve and maintain a high level of quality and customer service.

Our central kitchen employees are trained in food preparation in order to ensure food safety, quality and consistency.


PURCHASING

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain high quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our specifications. Whenever practical, our purchasing staff seeks to consolidate purchases with one distributor, such as Marriott Distribution Services, which procures approximately 32% of our ingredients and packaging products.


COMPETITION

The quick-service segment within the restaurant industry is highly competitive. We compete on the basis of many factors, including service, convenience, taste, quality, value and price. We believe our menu, the quality of our food, our convenient cafe locations and our prices allow us to compete with and differentiate ourselves from our competitors. Competitors include sandwich shops, company cafeterias, delicatessens, pushcart vendors, fast food chains, catering companies and other providers that offer quick and inexpensive lunch and breakfast meals and between-meal snacks. Pret a Manger has successfully executed a similar concept in Great Britain and has recently opened six stores in New York City. In addition, Pret a Manger recently announced that it has received a significant equity investment from McDonald's Corporation. Although Pret a Manger is not a current competitor in any of our existing geographic markets, we may compete directly with them in the future or Pret a Manger may serve as a model for other companies to establish restaurants with a concept similar to ours in markets in which we currently operate or expect to expand. Many of our competitors have significantly more capital, research and development, distribution, manufacturing, marketing, human and other resources than we do. As a result, they may be able to adapt more quickly to market trends, devote greater resources to the promotion or sale of their products, receive greater support and better pricing terms from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily than we can.


INTELLECTUAL PROPERTY

We regard our trademarks and service marks as an important factor in the marketing and branding of our products and services. Our registered trademarks and service marks include, among others, the text "BRIAZZ" and our stylized logo. We have registered all of these marks with the United States Patent and Trademark Office. We have registered our ownership of the Internet domain name "www.BRIAZZ.com." We also own a Washington state registration for "JAVA JUMBLES." We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts.

An individual in Mexico City, Mexico has opened a restaurant called Cafe Briazz and has registered the Internet domain name "www.cafeBRIAZZ.com." We are attempting to have ownership of the domain name terminated or transferred to us, but we cannot assure you we will be successful. We are not aware of any other infringing uses that could materially affect our business, nor any prior claim to BRIAZZ(R), our stylized logo or JAVA JUMBLES that would prevent us from using these marks.

We have certain copyrights such as the design of our menus, brochures and designs used in connection with our trademarks and service marks, and trade secrets such as recipes, methods and processes, marketing and promotional strategies and proprietary customer lists. We have not recorded any copyrights with the United States Copyright Office.

In addition to registered trademarks, we consider our food product packaging (typically consisting of a clear plastic container with a bold label and product description), our box lunch packaging (consisting of a brown cardboard box printed with our logo) and the design of the interior of our cafes (consisting of bright lighting, walls lined with well-lit refrigerated cases, and metal designwork) to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register trademarks and trade dress for these features, and therefore cannot rely on the legal protections provided by trademark registration.

We intend to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of cafe or retail features based upon, or otherwise similar to, our concept. We may be unable to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may divert resources away from our day-to-day operations.


INFORMATION SYSTEMS

We currently maintain four separate information systems. We maintain a point of sales system for recording sales and the rate of sales within our cafes. We maintain an order entry system/billing system for orders taken outside our cafes. In our kitchens, we maintain a food costing system to enable us to track actual food costs by recipe. Within our corporate offices, we utilize AccPac, an accounting system.

During 2001, we began the process of upgrading our information systems with a new retail point of sale system and labor management system. These systems have been upgraded in one existing store and in the one store that opened in the first quarter of 2002. All new stores will also have the upgraded retail point of sale system and the upgraded labor management system, and we will begin upgrading the other existing stores in 2003. The timing of these upgrades will depend on the availability of funding.

In December 2001, we implemented a new branded sales order entry system with web integration. Our AccPac accounting system was previously upgraded during fall 1999.


EMPLOYEES

As of December 30, 2001, BRIAZZ employed 100 full-time salaried employees and 350 hourly employees. Of these employees, 144 were involved in our central kitchens, 59 were involved in our box lunch, catering and wholesale operations, 188 were involved in cafe operations, and 59 were involved in administrative/corporate functions, including senior management. We believe our relationship with our employees is good. None of our employees is a party to a collective bargaining agreement or is represented by a labor union.


EXECUTIVE OFFICERS

Victor D. Alhadeff, (55), Chief Executive Officer and Chairman of the Board. Mr. Alhadeff has served as our Chairman of the Board since founding BRIAZZ in 1995, and as our Chief Executive Officer since 1996. Mr. Alhadeff also served as our President from 1995 to 1996, as our Secretary from 1995 to 2001 and as our Treasurer from 1996 to 2001. In 1983, Mr. Alhadeff founded Egghead, Inc., a specialty retailer of personal computer software and accessories. Mr. Alhadeff served as Chairman of Egghead until 1990, when he purchased Egghead University, the software training division of Egghead. Egghead University was renamed Catapult, and Mr. Alhadeff served as its Chairman and Chief Executive Officer until 1993, when IBM purchased Catapult. Prior to founding Egghead, Mr. Alhadeff founded Equities Northwest Inc. (ENI), a corporation that formed, marketed and operated oil and gas partnerships, in 1971, and served as its Chief Executive Officer until the company was sold in 1983. While Mr. Alhadeff served at Egghead and ENI, each company, and Mr. Alhadeff, along with other officers and directors of each company, were the subjects of shareholder lawsuits. All shareholder lawsuits were settled and dismissed. From 1969 to 1971, Mr. Alhadeff served as a First Lieutenant in the United States Army. Mr. Alhadeff received a B.A. in Business Administration from the University of Washington in 1968.

C. William Vivian, President, (50), Chief Operating Officer and Director. Mr. Vivian joined us in January 1999 as President and Chief Operating Officer. In January 1999, he also began serving as a director. From 1997 to 1998, Mr. Vivian was a Senior Vice President of the Cucina Presto division of Cucina! Cucina!, a restaurant chain. From 1995 to 1997, Mr. Vivian was a Regional Vice President for Noah's Bagels, a chain of retail bagel bakeries. From 1994 to 1995, Mr. Vivian was a Zone Director of Operations for Taco Bell, a fast food restaurant chain. During 1993, Mr. Vivian was Vice President of Operations for Rally's, a drive-in restaurant chain. Mr. Vivian serves as a director of Food Lifeline, an affiliate of America's Second Harvest, a redistributor of food products. Mr. Vivian received a B.A. from the University of California, San Diego in 1973 and a Master in Hotel Administration from Cornell University in 1978.

Tracy L. Warner, (39), Vice President Finance, Chief Financial Officer, Treasurer and Secretary. Ms. Warner has served as our Vice President Finance since August 1999, as our Chief Financial Officer since August 2000 and as our Treasurer and Secretary since January 2001. From June 1999 to August 1999, Ms. Warner served as our Controller. Prior to joining BRIAZZ, Ms. Warner served as Corporate Controller for The Armco Group, a property management company, from 1998 and 1999; Director of Finance/Controller for Oberto Sausage Company, a manufacturer of meat snacks, from 1997 and 1998; Assistant Treasurer/Controller for Philip Services, an international recycling and disposal company, from 1993 to 1997; and Senior Auditor for Coopers & Lybrand, a public accounting firm, from 1987 to 1993. Ms. Warner received a B.A. in Business Economics from the University of California, Santa Barbara in 1987.

Nancy Lazara, (46), Vice President Food. Ms. Lazara has served as our Vice President Food since joining BRIAZZ in 1998. Ms. Lazara is responsible for menu strategy, product development, and quality assurance. Prior to joining us, Ms. Lazara was Vice President of Product Development for H-E-B Grocery Company, a San Antonio-based supermarket chain, from 1989 to 1996; and Vice President, Food Services for Larry's Markets, a Seattle-based supermarket chain, from 1984 to 1989. Ms. Lazara received a Grande Diplome from Le Cordon Bleu Cooking School in France in 1975.

Joel Sjostrom, (41), Vice President Retail Operations. Mr. Sjostrom has served as our Vice President Retail Operations since January 2000. Mr. Sjostrom was previously our Regional Vice President, California from 1998 to January 2000, and our California Market Manager from 1997 to 1998. From 1986 to 1997, Mr. Sjostrom served as a Regional Manager at Baker's Square, a restaurant chain. Mr. Sjostrom received a B.A. in Marketing and Management from the University of Minnesota in 1986.

J. Montgomery Chellis, (37), Vice President Branded Sales. Mr. Chellis has served as our Vice President Branded Sales since joining BRIAZZ in August of 2001. Since April 2001, Mr. Chellis has been the Regional Director West for the newly formed Kraft/Nabisco organization. Prior to that, Mr. Chellis was with Nabisco since 1996, where he was the Northwest Region Sales Manager. Mr. Chellis received his degree his B.A. from Central Washington University in 1988.


FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate through four reportable segments: Retail, Branded Sales, Kitchens and General & Administrative. Retail consists of sales generated through our cafes. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and
2), wholesale and grocery. Branded Sales subgroups consists of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General & Administrative consists of all cost incurred by the corporate office as well as those administrative costs incurred by retail, branded sales and the kitchens. Segment results for each of the Company's past three fiscal years are provided in the financial statements included in Item 8.

For each of the our past three fiscal years, all sales have been attributed to the United States, and all of our long-lived assets have been located in the United States.

GOVERNMENT REGULATION

We must comply with local, state and federal government regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements, and product labeling. The U.S. Department of Agriculture has broad jurisdiction over all meat and poultry products, and separate authority over non-meat and poultry products is exercised by the Food and Drug Administration. State and local jurisdictions also have separate, distinct authority over our food-related operations. Advertising and promotional activities are subject to the jurisdiction of the Federal Trade Commission, which has jurisdiction over all consumer advertising with respect to unfair or deceptive business practices. State and local jurisdictions typically enforce similar consumer protection statutes.

Our facilities are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant and retail licensing. The development and construction of additional cafes must also comply with applicable zoning, land use and environmental regulations. Various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. In addition, the federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.


AVAILABLE INFORMATION

BRIAZZ files regular disclosures with the SEC. The public may read and copy any materials BRIAZZ files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information about the SEC's Public Reference Room may be obtained at 1-800-SEC-0330. BRIAZZ files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers at http://www.sec.gov. Our Internet address is http://www.BRIAZZ.com.


                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES IN THE FUTURE, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR STOCK PRICE.

We incurred losses of $1.3 million during the fiscal year ended December 29, 1996, $5.1 million during the fiscal year ended December 28, 1997, $12.5 million during the fiscal year ended December 27, 1998, $15.4 million during the fiscal year ended December 26, 1999, $6.3 million during the fiscal year ended December 31, 2000 and $6.8 million during the fiscal year ended December 30, 2001. We had accumulated losses of $48.1 million as of December 30, 2001. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependant upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business, our ability to implement our business strategy and our stock price.

There can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect our financial position and results of operations.

OUR GROWTH STRATEGY REQUIRES US TO OPEN A SIGNIFICANT NUMBER OF NEW CAFES IN OUR EXISTING MARKETS. IF WE ARE NOT ABLE TO ACHIEVE THIS PLANNED EXPANSION, OUR BUSINESS MAY SUFFER AND WE MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The success of our growth strategy will depend in large part on our ability to open new cafes and to operate these cafes profitably. Our current growth plan requires us to open five cafes by the end of the third quarter. In 2001, we postponed certain cafe openings due to lower than expected office occupancy rates and poor market conditions in Seattle, San Francisco and Los Angeles. We cannot assure you that we will be able to achieve our current expansion goals, that we will operate profitably, or, if we do achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. We estimate that a central kitchen must supply at least four to six cafes and generate non-cafe sales to achieve positive cash flow. Any inability to achieve our expansion goals may adversely affect our financial results or stock price.

The success of our planned expansion will depend upon numerous other factors, many of which are beyond our control, including our ability to:

        o  hire, train and retain qualified operating personnel;

        o  identify and obtain suitable cafe sites at favorable lease terms;

        o timely develop new cafes, including our ability to obtain available construction materials and labor;

        o  manage construction and development costs of new cafes;

        o develop sufficient sales volumes through our cafes and other distribution channels to support our central kitchens;

        o secure required governmental approvals and permits, and comply with ongoing and changing regulatory requirements; and

        o  compete successfully in our markets.

In the past, we have closed cafes because they did not generate sufficient revenues and we cannot assure you that additional cafes will not be closed. The closing of a significant number of cafes would have an adverse impact on our reputation, operations and financial results.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY, WHICH WOULD IMPEDE OUR GROWTH AND OPERATING RESULTS.

Our business strategy is to focus our retail expansion on cafes in amenity locations (i.e., office buildings where the competition is limited or where we are the only food supplier), maintain our current cafe locations and expand our box lunch and catering distribution capabilities to serve locations outside the core metropolitan areas in which we operate. Our ability to implement this business strategy depends on our ability to:

        o  identify and lease amenity locations suitable for new cafes;

        o  increase our brand recognition in our existing markets; and

        o manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

Any inability to implement our business strategy would have a material adverse impact on our operating results.


Any inability to manage our growth effectively could adversely affect our operating results.


Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future. We have increased the number of our cafes from two cafes as of December 31, 1996 to 43 cafes currently and, subject to available funding, we anticipate opening several new cafes in 2002. Our existing cafe management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to expend funds to improve these systems, procedures and controls, which we expect will increase our operating expenses and capital requirements. For instance, we began the process of upgrading some of our information systems in 2001, which is potentially disruptive and will require additional training of our personnel. In addition, we must effectively expand, train and manage our work force. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing systems, procedures and controls. In addition, we cannot assure you that we will be able to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth strategy. For any of these reasons, we could lose opportunities or overextend our resources, which could adversely affect our operating results.

IF WE ARE UNABLE TO CONTINUE LEASING OUR RETAIL LOCATIONS OR OBTAIN ACCEPTABLE LEASES FOR NEW CAFES, OUR BUSINESS MAY SUFFER.

All of our 43 cafe locations are on leased premises. If we are unable to renew our leases on acceptable terms, or if we are subject to substantial rent increases, our business could suffer. Because we compete with other retailers for cafe sites and because some landlords may grant exclusive rights to locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. Any inability to renew or obtain leases could increase our costs and adversely affect our operating results and brand-building strategy.

OUR RESTAURANT EXPANSION STRATEGY FOCUSES PRIMARILY ON FURTHER PENETRATION OF EXISTING MARKETS. THIS STRATEGY COULD CAUSE SALES IN SOME OF OUR EXISTING CAFES TO DECLINE.

In accordance with our expansion strategy, we intend to open new cafes primarily in our existing markets. Many of our cafes are situated in concentrated downtown areas. As a result, the presence of additional cafes in existing markets may result in diminished sales performance and customer counts for cafes near the area in which a new cafe opens, due to sales cannibalization.

TENANT TURNOVER AND VACANCIES IN OFFICE BUILDINGS WHERE OUR CAFES ARE LOCATED COULD CAUSE OUR CAFE SALES TO DECLINE.

Our business could suffer as a result of tenant turnover and vacancies. Many of our cafes are located in office buildings, and office workers are our target customers. Vacancies, tenant turnover or tenants with few office workers could negatively impact the operations of our cafes located in office buildings due to the reduction in the number of potential customers in the building. The risk related to vacancies and tenant turnover is greater in office buildings with larger tenants, where the loss of a single tenant may have a greater impact on that cafe's sales.

OUR BUSINESS DOES NOT GENERATE THE CASH NEEDED TO FINANCE OUR OPERATIONS, AND WE MAY NEED ADDITIONAL FINANCING IN THE FUTURE, WHICH WE MAY BE UNABLE TO OBTAIN.

Our business does not currently generate the cash needed to finance our operations. We will need additional funds to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our operations, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we may need to restrict our operations significantly.

IF ANY OF OUR CENTRAL KITCHENS WERE TO CLOSE FOR ANY REASON, WE WILL BE UNABLE TO SUPPLY OUR CAFES IN THAT GEOGRAPHIC MARKET AND OUR BUSINESS WILL SUFFER.

Our central kitchens produce or distribute substantially all of our food products for the cafes and wholesale accounts in their geographic regions, as well as all of the box lunches and catered platters in each region. If any of our central kitchens were to close for any reason, such as fire, natural disaster or failure to comply with government regulations, we would be unable to provide our food products in the areas served by the affected central kitchen. Our four existing central kitchens are geographically dispersed and none could supply another market if a central kitchen were to close. Any closure of a central kitchen, even for a short period of time, would have a material adverse effect on our operating results.

THE LOSS OF ONE OF OUR MAJOR WHOLESALE CUSTOMERS COULD NEGATIVELY IMPACT OUR RESULTS.

For the fiscal year ended December 30, 2001, approximately 29.0% of our revenue resulted from branded sales. Our wholesale and other sales of which 11.9% consist of wholesale and grocery sales. Our wholesale and grocery sales are made to a relatively small number of companies, including, for example, Quality Food Centers, Inc., a regional grocery store chain, and Tully's Coffee Corporation, a specialty coffee retailer. In 2001, Quality Food Centers accounted for 9% of our total revenue. Until Kozmo.com, Inc., an Internet-based consumer delivery service, ceased operations in April 2001, it was also a wholesale customer which accounted for 1.8% of our total sales in 2000 and approximately 1.0% of our total sales in the 13-week period ended April 1, 2001. We cannot assure you that the remainder of our major wholesale and grocery customers will continue to maintain accounts or that they will successfully maintain or expand their product offerings. Furthermore, we cannot assure you that our major wholesale customers will not exit our existing markets. The loss of any of our other major wholesale customers could harm our business.

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS AND THE LOSS OF ANY ONE OF THEM COULD HARM OUR OPERATING RESULTS.

We are substantially dependent on a small number of suppliers and distributors for our products, including suppliers of meat, breads and soups, and Marriott Distribution Services, a distributor owned by Marriott International, which procures from our suppliers and delivers to us approximately 32% of our ingredients and packaging products. Pacific Coast Fruit Company, provides approximately 6.6% of our total cost of food and packaging, while Stockpot, Inc. provides approximately 5.7%. Any failure or delay by any of these suppliers or distributors to deliver products to our central kitchens, even for a short period of time, would impair our ability to supply our cafes and could harm our business. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Nor can we assure you that they will continue to provide food products that meet our quality standards. Our relationships with our suppliers are generally governed by short-term contracts. If any of these relationships were to terminate unexpectedly, we may have difficulty obtaining adequate quantities of products of the same quality at competitive prices in a timely fashion, which could limit our product offerings or our ability to adequately supply our cafes and could adversely affect our operating results.

IF WE FAIL TO FURTHER DEVELOP AND MAINTAIN OUR BRAND, OUR BUSINESS COULD SUFFER.

We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Subject to available funding, we intend to increase our marketing expenditures to create and maintain brand loyalty and increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase or maintain our revenues.

Our success in promoting and enhancing the BRIAZZ brand will also depend on our ability to provide customers with high-quality products and customer service. We cannot assure you that consumers will perceive our products as being of high quality. If they do not, the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

IF OUR CUSTOMERS DO NOT PERCEIVE PRE-PACKAGED SANDWICHES AND SALADS AS FRESH AND DESIRABLE, OR IF THEY WOULD PREFER MADE-TO-ORDER FOOD ITEMS, OUR OPERATING RESULTS WILL SUFFER.

Our business strategy focuses on pre-packaged food items. All of our salads and most of our sandwiches are prepared and assembled in our central kitchens and sold as pre-packaged items. Unlike delicatessens, our cafes generally do not add or omit specific ingredients to or from food items at the customer's request. If customers prefer custom prepared items over pre-packaged items, or if they do not perceive pre-packaged sandwiches and salads as fresh and desirable, we may be unsuccessful in attracting and retaining customers, causing our operating results to suffer.

OUR BUSINESS COULD BE HARMED BY LITIGATION OR PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES, WHICH MAY CAUSE CUSTOMERS TO AVOID OUR PRODUCTS AND RESULT IN LIABILITIES.

Our business could be harmed by litigation or complaints from customers or government authorities relating to food quality, illness, injury or other health concerns or operating issues. Because we prepare most of our food products for each geographic market in a central kitchen, health concerns surrounding our food products, if raised, may adversely affect sales in all of our cafes in that market. Adverse publicity about such allegations may negatively affect our business, regardless of whether the allegations are true, by discouraging customers from buying our products. Because we emphasize the freshness and quality of our products, adverse publicity relating to food quality or similar concerns may affect us more than it would food service businesses that compete primarily on other factors. Such adverse publicity could damage our reputation and divert the attention of our management from other business concerns. We could also incur significant liabilities if a lawsuit or claim resulted in an adverse decision or in a settlement payment, and incur substantial litigation costs regardless of the outcome of such litigation.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND COULD FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, RESULTING IN A DECLINE IN OUR STOCK PRICE.

Our quarterly and yearly operating results have varied in the past, and we believe that our operating results will continue to vary in the future. For this reason, you should not rely on our operating results as indications of future performance. In future periods, our operating results may fall below the expectations of securities analysts and investors, causing the trading price of our common stock to fall. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations may cause significant decreases in our operating results from quarter to quarter, cause us to fail to meet the expectations of securities analysts and investors and result in a decline in our stock price.

OUR CAFES ARE CURRENTLY LOCATED IN FOUR GEOGRAPHIC MARKETS. AS A RESULT, WE ARE HIGHLY VULNERABLE TO NEGATIVE OCCURRENCES IN THOSE MARKETS.

We currently operate our cafes in Seattle, San Francisco, Chicago and Los Angeles. As a result, we are susceptible to adverse trends and economic conditions in these markets. In addition, given our geographic concentration, negative publicity regarding any of our cafes, or other regional occurrences such as local strikes, earthquakes or other natural disasters, in these markets, may have a material adverse affect on our business and operations.

OUR FOOD PREPARATION AND PRESENTATION METHODS ARE NOT PROPRIETARY, AND THEREFORE COMPETITORS MAY BE ABLE TO COPY THEM, WHICH MAY HARM OUR BUSINESS.

We consider our food preparation and presentation methods, including our food product packaging, box lunch packaging and design of the interior of our cafes, essential to the appeal of our products and brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register all trademarks or trade dress in connection with these features, and therefore cannot rely on the legal protections provided by trademark registration. Because we do not hold any patents for our preparation methods, it may be difficult for us to prevent competitors from copying our methods. If our competitors copy our preparation and presentation methods, the value of our brand may be diminished and our market share may decrease. In addition, competitors may be able to develop food preparation and presentation methods that are more appealing to consumers than our methods, which may also harm our business.

WE MAY BE UNSUCCESSFUL IN DEVELOPING NEW PRODUCT LINES OR NEW DISTRIBUTION CHANNELS FOR OUR PRODUCTS, WHICH MAY HARM OUR BUSINESS.

We frequently review and evaluate new product lines and new distribution channels for our products. We may, however, be unable to successfully implement any new product lines or distribution channels after having dedicated considerable management time and financial resources to them. In the past, we distributed our products through Safeway, Ralph's and Dominick's grocery stores. We also developed a line of dinner foods for home meal replacement that was tested through one of our Seattle cafes. These attempts were unsuccessful and have been discontinued. Inability to successfully develop new product lines or new distribution channels in the future could slow our growth and divert management's attention from other areas of our business.

WE DEPEND ON THE EXPERTISE OF KEY PERSONNEL. IF ANY OF THESE INDIVIDUALS WERE TO LEAVE, OUR BUSINESS MAY SUFFER.

We are dependent to a large degree on the services of Victor D. Alhadeff, our Chairman of the Board and Chief Executive Officer, and C. William Vivian, our President and Chief Operating Officer and a director. Our operations may suffer if we were to lose the services of either of these individuals, either of whom could leave BRIAZZ at any time. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for experienced management personnel have greater financial and other resources than we do.

TWO OF OUR CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE BALANCE. THE FAILURE OF ANY OF THESE CUSTOMERS TO PAY ITS ACCOUNT MAY HARM OUR OPERATING RESULTS.

One of our customers, QFC, accounted for an aggregate of approximately 42.4% of our accounts receivable balance as of December 30, 2001. We anticipate that we will continue to extend credit to QFC and other customers. The failure of any one of these customers to pay its account, now or in the future, may harm our operating results.

RISKS RELATING TO OUR INDUSTRY

OUR OPERATIONS ARE SUSCEPTIBLE TO CHANGES IN FOOD AND SUPPLY COSTS, WHICH COULD ADVERSELY AFFECT OUR MARGINS.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our purchasing staff negotiates prices for all of our ingredients and supplies based upon current market prices. Various factors beyond our control, including, for example, governmental regulations, rising energy costs and adverse weather conditions, may cause our food and supply costs to increase. We cannot assure you that we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. Any failure to do so may adversely affect our operating results.

IF WE FACE INCREASED LABOR COSTS OR LABOR SHORTAGES, OUR GROWTH AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

Labor is a primary component in the cost of operating our business. As of December 30, 2001, we employed 100 salaried and 350 hourly employees. We expend significant resources in recruiting and training our managers and employees. Employee turnover for fiscal 2001 was approximately 137% for hourly employees and 39% for salaried employees. If we face increased labor costs because of increases in competition for employees, the federal minimum wage or employee benefits costs (including costs associated with health insurance coverage), or unionization of our employees, our operating expenses will likely increase and our growth may be adversely affected. In addition, any increases in employee turnover rates are likely to lead to additional recruiting and training costs.

Our success depends upon our ability to attract, motivate and retain a sufficient number of qualified employees, including cafe managers and kitchen staff, to keep pace with our growth strategy. Qualified persons to fill these positions are in short supply in the markets in which we operate. Any inability to recruit and retain sufficient numbers of employees may delay or prevent the anticipated openings of new cafes or central kitchens.

COMPETITION IN OUR MARKETS MAY RESULT IN PRICE REDUCTIONS, REDUCED MARGINS OR THE INABILITY TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS.

The market for lunch and breakfast foods in the geographic markets where we operate is intensely competitive and constantly changing. We may be unable to compete successfully against our current and future competitors, which may result in pricing reductions, reduced margins and the inability to achieve market acceptance for our products.

Many businesses provide services similar to ours. Our competitors include sandwich shops, company cafeterias, delicatessens, pushcart vendors, fast food chains and catering companies. Pret a Manger has successfully executed a concept similar to ours in Great Britain and has recently opened six stores in New York City. In addition, during 2001 Pret a Manger announced that it has received a significant equity investment from McDonald's Corporation. Pret a Manger may expand its operations to markets in which we operate or expect to enter and it may serve as a model for other competitors to enter into markets in which we operate or expect to enter. Many of our competitors have significantly more capital, research and development, manufacturing, distribution, marketing, human and other resources than we do. As a result, they may be able to adapt more quickly to market trends, devote greater resources to the promotion or sale of their products, receive greater support and better pricing terms from independent distributors, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily than we can.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

We may be held liable or incur costs to settle liability claims if any of the food products we prepare or sell cause injury or are found unsuitable during preparation, sale or use. Although we currently maintain product liability insurance, we cannot assure you that this insurance is adequate, and, at any time, it is possible that such insurance coverage may cease to be available on commercially reasonable terms, or at all. A product liability claim could result in liability to us greater than our total assets or insurance coverage. Moreover, product liability claims could have an adverse impact on our business even if we have adequate insurance coverage.

CHANGES IN CONSUMER PREFERENCES OR DISCRETIONARY CONSUMER SPENDING COULD NEGATIVELY IMPACT OUR RESULTS.

Our success depends, in part, upon the popularity of our food products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our cafes or away from our cuisine, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could harm our business.

INABILITY TO OBTAIN REGULATORY APPROVALS, OR TO COMPLY WITH ONGOING AND CHANGING REGULATORY REQUIREMENTS, FOR OUR CENTRAL KITCHENS OR CAFES COULD RESTRICT OUR BUSINESS AND OPERATIONS.

Our central kitchens and our cafes are subject to various local, state and federal governmental regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements and product labeling. We are also subject to license and permit requirements relating to health and safety, building and land use and environmental protection. If we encounter difficulties in obtaining any necessary licenses or permits or complying with these ongoing and changing regulatory requirements:

        o  the opening of new cafes or central kitchens could be delayed;

        o existing cafes or central kitchens could be closed temporarily or permanently; or

        o  our product offerings could be limited.

The occurrence of any of these problems could harm our operating results.

RISKS RELATING TO OUR SECURITIES

OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT SHAREHOLDERS HOLD A SUBSTANTIAL PORTION OF OUR STOCK, WHICH MAY LEAD TO CONFLICTS WITH OTHER SHAREHOLDERS OVER CORPORATE GOVERNANCE.

Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. These shareholders, acting together, and Victor D. Alhadeff, acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which in turn could reduce the market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE BECAUSE OF FACTORS BEYOND OUR CONTROL, AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which are beyond our control, including:

        o changes in securities analysts' recommendations or estimates of our financial performance;

        o  changes in market valuations of similar companies; and

        o announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could have a materially adverse impact on our financial results.

OUR ARTICLES OF INCORPORATION, BYLAWS AND THE WASHINGTON BUSINESS CORPORATION ACT CONTAIN ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

Provisions of our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

        o authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors, without shareholder approval, to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

        o prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect directors;

        o limiting the ability of shareholders to call special meetings of shareholders; and

        o prohibiting shareholder action by non-unanimous written consent and requiring all shareholder actions to be taken at a meeting of our shareholders.

In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our stock option plan may discourage, delay or prevent a change in control which you may favor.


ITEM 2.  PROPERTIES.

CAFE LOCATIONS AND OTHER PROPERTIES

CAFES.

Currently there are 43 BRIAZZ cafes operating in four metropolitan areas. Of these cafes, approximately half are in amenity locations. We have thirteen cafes in Seattle, twelve cafes in San Francisco, ten cafes in Chicago and eight cafes in Los Angeles. We operate all of our cafes in leased locations. Currently half of our leases are for five- or ten-year terms and include options to extend the terms. The remainder of our leases vary from terms of two years to nine years. Approximately 45% of our cafe leases provide for fixed rent payments exclusively, 35% of our cafe leases contain both minimum rent and percentage-of-sales rent provisions and 20% of our cafe leases contain percentage-of-sales rent provisions exclusively. To implement our growth strategy, we will require additional cafe sites which we believe will be available on commercially reasonable terms, although we have not identified properties or signed letters of intent with regard to all of the space necessary for our intended growth.

CENTRAL KITCHENS AND CORPORATE HEADQUARTERS.

We currently have one central kitchen in each of our four geographic markets. Our Seattle central kitchen, with our corporate headquarters, occupies 35,665 square feet under a lease that terminates on October 30, 2006. Our San Francisco central kitchen occupies 7,940 square feet under a lease that terminates on October 31, 2006, with an option to renew for one five-year period. Our Chicago central kitchen occupies 11,557 square feet under a lease that terminates on March 31, 2006, with options to renew for up to two four-year periods. Our Los Angeles central kitchen occupies 14,500 square feet under a lease that terminates on February 28, 2007, with options to renew for up to two five-year periods. We expect these facilities will be adequate for our needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS.

BRIAZZ is not currently a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Our Common Stock (the "Common Stock") has been quoted on the Nasdaq National Market under the symbol "BRZZ" since May 2, 2001. Prior to that time, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                   HIGH      LOW
                                                   ----      ---
YEAR ENDED DECEMBER 30, 2001
  Second quarter*.............................   $8.25    $2.60
  Third quarter...............................   $2.80    $0.99
  Fourth quarter..............................   $1.44    $0.68

*Beginning on May 2, 2001.

As of March 12, 2002, there were approximately 121 holders of record of the Common Stock of BRIAZZ and 5,847,310 shares of the Common Stock outstanding.


DIVIDENDS

No cash dividends were declared or paid in fiscal 2001. The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.


RECENT SALES OF UNREGISTERED SECURITIES

In June 2001, we granted options to purchase an aggregate of approximately 321,000 shares of Common Stock, at an exercise price of $4.70, to employees under our stock option plan, subject to the filing of a Form S-8 registration statement. In July 2001 the board of directors approved a grant of approximately 102,000 stock options to employees at an exercise price of $2.34. In November 2001, the board of directors approved a grant of options of approximately 4,000 shares of common stock to employees with exercise prices of $0.95 per share. Since the exercise price was the fair value at the date of grant, no deferred compensation was recognized on either the June, July and November 2001 grants. We filed a registration statement on Form S-8 on October 29, 2001 with respect to the shares of Common Stock underlying such options. The issuance of such options was exempt from Securities Act registration pursuant to Section 4(2) under the Securities Act, on the basis that these options were granted to our employees or directors for compensatory purposes and not in a public offering. In June 2001, we granted options to purchase an aggregate of 11,167 shares of Common Stock, at an exercise price of $1.50, to employees under our stock option plan. The sale and issuance of such securities was exempt from Securities Act registration pursuant to Section 4(2) of the Securities Act, on the basis that these options were granted in connection with a written compensatory benefit plan or contract and not part of a public offering.

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


USE OF PROCEEDS

On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (Commission File No. 333-54922). On May 7, 2001 we closed our initial public offering of 2,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The managing underwriter in the initial public offering was WR Hambrecht+Co, LLC. Net proceeds to BRIAZZ, after deduction of $2.4 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.6 million. Our expenses for the offering consisted of approximately $0.96 million in underwriting discounts and commissions and $1.46 million in other expenses. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of our equity securities. In the period from the closing of the initial public offering through December 30, 2001, we used $2.0 million for the repayment of line-of-credit borrowings and scheduled principal repayments primarily relating to delivery vehicle financing. The remaining initial public offering funds will be used to finance growth and on-going operations. In 2001, of the total $3.8 million spent on capital purchases, we spent $0.9 million on our new point of sale system, order entry system and our internet web site. In 2001, we also spent $2.1 million on the build-out of new cafes and the last $0.8 million was for general operations. Until the proceeds are used they are invested in short-term commercial paper.

ITEM 6: SELECTED FINANCIAL DATA.

The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, BRIAZZ's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data presented below for the years ended December 26, 1999, December 31, 2000 and December 30, 2001 and the selected balance sheet data at December 30, 2001 and December 31, 2000 are derived from BRIAZZ's financial statements that have been audited by PricewaterhouseCoopers LLP, independent auditors. The statement of operations data presented below for the years ended December 28, 1997 and December 27, 1998, and the selected balance sheet data at December 28, 1997, December 27, 1998 and December 26, 1999 are derived from BRIAZZ's financial statements that have also been audited by PricewaterhouseCoopers LLP and are not included in the Annual Report. Segment results for each of the past three fiscal years are provided in the financial statements included in Item 8.

                                                                                           YEARS ENDED
                                                                     --------------------------------------------------------
                                                                     DECEMBER    DECEMBER    DECEMBER    DECEMBER    DECEMBER
                                                                       2001        2000        1999        1998        1997
                                                                     --------    --------    --------    --------    --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
STATEMENT OF OPERATIONS
Sales
    Retail .......................................................   $ 22,737    $ 23,624    $ 19,428    $ 11,913    $  4,723
    Branded Sales ................................................      9,292      10,068       6,170       3,452       1,781
                                                                     --------    --------    --------    --------    --------
       Total Sales ...............................................     32,029      33,692      25,598      15,365       6,504
Operating
    Cost of food and packaging ...................................     12,480      13,597      11,520       6,979       3,079
    Occupancy expenses ...........................................      4,010       3,818       3,602       2,393         916
    Labor expenses (including amortization of deferred stock
       of $186 for 2001 and $81 for 2000) ........................     11,098      11,186       9,506       6,690       2,866
    Depreciation and amortization ................................      2,686       2,657       2,628       1,785         625
    Other operating expenses .....................................      1,849       1,921       2,419       2,501       1,135
    General and administrative expenses (including amortization
       stock compensation of $102 for 2001 and $41 for 2000)......      6,837       6,581       6,033       6,492       3,404
    Provision for asset impairment and store closure .............         26          63         779       1,169          --
                                                                     --------    --------    --------    --------    --------
       Total operating expenses ..................................     38,986      39,823      36,487      28,009      12,025
                                                                     --------    --------    --------    --------    --------
Loss from operations .............................................     (6,957)     (6,131)    (10,889)    (12,644)     (5,521)
Other (expense) income ...........................................        155        (156)     (4,492)        193         449
                                                                     --------    --------    --------    --------    --------
Net loss .........................................................     (6,802)     (6,287)    (15,381)    (12,451)     (5,072)
                                                                     --------    --------    --------    --------    --------
Accretion of dividends/amortization of discount on preferred stock      4,318       3,319       2,421       1,951       1,068
                                                                     --------    --------    --------    --------    --------
Net loss attributable to common stockholders .....................   $(11,120)   $ (9,606)   $(17,802)   $(14,402)   $ (6,140)
                                                                     ========    ========    ========    ========    ========
Basic and diluted net loss per share .............................   $  (2.86)   $(2,455.68) $(5,148.14) $4,264.87   $1,819.26
                                                                     ========    ========    ========    ========    ========
Weighted-average shares used in computing basic
    net loss per share ...........................................   3,889,472      3,912       3,458       3,377       3,375
                                                                     ========    ========    ========    ========    ========
OTHER FINANCIAL DATA
EBITDA (1) .......................................................   $ (4,271)   $ (3,413)   $ (8,153)   $(10,459)   $ (4,306)
                                                                     --------    --------    --------    --------    --------
Cash provided by (used in)
    Operating activities .........................................     (5,609)     (2,233)     (8,438)     (8,309)     (3,112)
    Investing activities .........................................     (3,755)       (772)     (1,591)    (10,956)     (5,727)
    Financing activities .........................................   $ 15,002    $  1,407    $  9,974    $  5,227    $ 18,666

                                                     DECEMBER 30,  DECEMBER 31,    DECEMBER 26,    DECEMBER 27,   DECEMBER 28,
                                                        2001          2000            1999             1998           1997
                                                     ------------  ------------    ------------    -----------    -----------
                                                                             (IN THOUSANDS)

BALANCE SHEET DATA
Cash and cash equivalents.........................   $  6,193      $    555       $  2,153        $  2,208      $ 16,246
Working capital ..................................      4,066        (2,620)        (2,414)         (5,554)       13,948
Total assets .....................................     21,953        14,409         17,676          19,958        25,301
Current liabilities ..............................      3,702         4,869          5,955           9,507         2,956
Long-term liabilities ............................        335         1,888            213             474           317
Mandatorily redeemable convertible preferred Stock         --        53,609         48,025          30,148        28,197
Total shareholders' equity (deficit) .............   $ 17,916      $(45,957)      $(36,517)       $(20,171)     $ (6,169)


(1) EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization for 2000 and before. In 2001 interest income was also excluded. EBITDA data is included because management understands that such information is considered by certain investors as and additional basis on which to evaluate a company's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Annual Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or and alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently operate 43 cafes in Seattle, San Francisco, Chicago and Los Angeles. The 43 cafes include a cafe we closed during the first quarter of 2002. This closure resulted from decreased sales as the cafe's building occupancy shifted from normal office occupancy to a data-center. In 2002, costs associated with this cafe closure are estimated to be $16,000 and we plan to transfer the assets and fully depreciate the remaining net book value that is approximately $26,000. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

From fiscal 1995 through 2000, we measured our operational results based on 13 four-week periods. There were fifty-two weeks in 1999, fifty-three weeks in 2000 and fifty-two weeks in 2001. In fiscal 2001 we converted to four 13-week periods with a 52-or 53-week fiscal year. Adjustments were made to 2000 results to express the results in four 13-week periods comparable to 2001.

Our second quarter results will be restated to reflect the reversal of a deferred compensation charge. This charge originally resulted from the remeasurement of our outstanding warrants held by an employee who's exercise price was less than the current stock price at the time of the remeasurement. At the end of the second quarter this charge should have been reversed as the stock price at end of the second quarter was below the warrant exercise price. The impact of this change will be to decrease our net loss for the thirteen and twenty-six week period ended July 1, 2001 by approximately $635,000. The audited financial statements for the year ended December 30, 2001 already reflect this reversal.


GEOGRAPHIC MARKETS

We currently operate in four markets: Seattle, San Francisco, Chicago and Los Angeles. Each market is supported by its own central kitchen. We have presented our sales results here by geographic market to help you understand our business, but we do not operate our business in geographic segments. We manage our business through four reportable segments: Retail, Branded Sales, Kitchens, and General & Administrative. Retail consists of sales generated through the Company's cafes. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales subgroups consists of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of all cost incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss).

Below is a comparison of sales in each market for fiscal years 1999, 2000 and 2001. Market pre-tax profit (loss) consists of all sales less all expenses related to each market other than corporate general and administrative expense. Sales include sales from cafes, box lunches, catering, vending, wholesale, grocery and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items are described in more detail in "Results of Operations." Because corporate general and administrative included depreciation and amortization related to corporate assets corporate general and administrative totals will differ from the General and Administrative segment financial information.

                               Geographic Markets

                                                                    Years ended
                                                    --------------------------------------------
                                                    December 30,    December 31,    December 26,
                                                        2001            2000            1999
                                                    ------------    ------------    ------------
                                                         (In thousands, except cafe numbers)

SEATTLE
     Sales:
         Retail ...............................       $  5,997        $  6,607        $  5,997
         Branded Sales ........................          5,686           5,915           4,054
                                                      --------        --------        --------
              Total sales .....................         11,683          12,522          10,051
                                                      --------        --------        --------
     Cost of food and packaging:
         Retail ...............................          2,211           2,447           2,385
         Branded Sales ........................          2,565           2,792           2,008
         Unallocated cost of food and packaging            109              85             289
                                                      --------        --------        --------
              Total cost of food and packaging           4,885           5,324           4,682
                                                      --------        --------        --------
     Pre-tax profit (loss) ....................       $     88        $    550        $ (1,121)
                                                      --------        --------        --------
     Cafes ....................................             13              11              11
SAN FRANCISCO
     Sales:
         Retail ...............................       $  8,051        $  9,053        $  7,755
         Branded Sales ........................          1,426           2,270           1,077
                                                      --------        --------        --------
              Total sales .....................          9,477          11,323           8,832
                                                      --------        --------        --------
     Cost of food and packaging:
         Retail ...............................          2,822           3,214           3,004
         Branded Sales ........................            462             911             370
         Unallocated cost of food and packaging            165             115             231
                                                      --------        --------        --------
              Total cost of food and packaging           3,449           4,240           3,605
                                                      --------        --------        --------
     Pre-tax profit (loss) ....................       $    (11)       $  1,029        $   (402)
                                                      --------        --------        --------
     Cafes ....................................             12              11              11
CHICAGO
     Sales:
         Retail ...............................       $  4,812        $  4,430        $  3,734
         Branded Sales ........................          1,153           1,094             584
                                                      --------        --------        --------
              Total sales .....................          5,965           5,524           4,318
                                                      --------        --------        --------
     Cost of food and packaging:
         Retail ...............................          1,835           1,774           1,609
         Branded Sales ........................            411             444             199
         Unallocated cost of food and packaging             64              85             290
                                                      --------        --------        --------
              Total cost of food and packaging           2,310           2,303           2,098
                                                      --------        --------        --------
     (Pre-tax profit (loss) ...................       $   (836)       $ (1,114)       $ (1,733)
                                                      --------        --------        --------
     Cafes ....................................             10               9               9
LOS ANGELES
     Sales:
         Retail ...............................       $  3,877        $  3,534        $  1,942
         Branded Sales ........................          1,027             789             455
                                                      --------        --------        --------
              Total sales .....................          4,904           4,323           2,397
                                                      --------        --------        --------
     Cost of food and packaging:
         Retail ...............................          1,398           1,324             770
         Branded Sales ........................            354             311             242
         Unallocated cost of food and packaging             84              95             123
                                                      --------        --------        --------
              Total cost of food and packaging           1,836           1,730           1,135
                                                      --------        --------        --------
     (Pre-tax profit (loss) ...................       $   (652)       $   (592)       $ (1,344)
                                                      --------        --------        --------
     Cafes ....................................              8               7               5
ALL MARKETS
     Sales:
         Retail ...............................       $ 22,737        $ 23,624        $ 19,428
         Branded Sales ........................          9,292          10,068           6,170
                                                      --------        --------        --------
              Total sales .....................         32,029          33,692          25,598
                                                      --------        --------        --------
     Cost of food and packaging:
         Retail ...............................          8,266           8,759           7,768
         Branded Sales ........................          3,792           4,458           2,819
         Unallocated cost of food and packaging            422             380             933
                                                      --------        --------        --------
              Total cost of food and packaging          12,480          13,597          11,520
                                                      --------        --------        --------
     (Pre-tax profit (loss) ...................       $ (1,411)       $   (127)       $ (4,600)
     Corporate general and administrative .....         (5,546)         (6,004)         (6,289)
                                                      --------        --------        --------
     Loss from operations .....................       $ (6,957)       $ (6,131)       $(10,889)
                                                      --------        --------        --------
     Total cafes ..............................             43              38              36

RESULTS OF OPERATIONS

The following discussion of our results of operations should be read in conjunction with "Selected Financial Data," the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this Annual Report. Our fiscal year ends on the last Sunday in December and is based on a 52- or 53-week fiscal year.

The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                                                                          YEARS ENDED
                                                                           ------------------------------------------
                                                                           DECEMBER 30,   DECEMBER 31,   DECEMBER 26,
                                                                              2001           2000           1999
                                                                           ------------   ------------   ------------
                                                                               (AS A PERCENTAGE OF SALES, EXCEPT
                                                                                   NUMBER OF LOCATIONS DATA)

STATEMENT OF OPERATIONS DATA
Sales:
      Retail ..........................................................        71.0%          70.1%          75.9%
      Branded Sales ...................................................        29.0%          29.9%          24.1%
                                                                              -----          -----          -----
             Total Sales ..............................................       100.0%         100.0%         100.0%
Operating Expenses:
Cost of food and packaging ............................................        39.0%          40.4%          45.0%
Occupancy expenses ....................................................        12.5%          11.3%          14.1%
Labor expenses (including amortization of deferred stock compensation
    of $186 for 2001 and $81 for 2000) ................................        34.6%          33.2%          37.1%
Depreciation and amortization .........................................         8.4%           7.9%          10.3%
Other operating expenses ..............................................         5.8%           5.7%           9.4%
General and administrative expenses (including amortization of deferred
   stock compensation of $102 for 2001 and $41 for 2000) ..............        21.3%          19.5%          23.6%
Provision for asset impairment and store closure ......................         0.1%           0.2%           3.0%
                                                                              -----          -----          -----
             Total operating expenses .................................       121.7%         118.2%         142.5%
                                                                              -----          -----          -----
Loss from operations ..................................................       -21.7%         -18.2%         -42.5%
Other (expense) income ................................................         0.5%          -0.5%         -17.5%
                                                                              -----          -----          -----
Net loss ..............................................................       -21.2%         -18.7%         -60.1%
                                                                              =====          =====          =====

SELECTED OPERATIONS DATA
Number of locations at period end:
      Central kitchens ................................................           4              4              4
      Cafes ...........................................................          43             38             36

YEAR ENDED DECEMBER 30, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SALES

Total sales decreased by $1.7 million, or 4.9%, from $33.7 million to $32.0 million.

Retail sales decreased by $0.9 million, or 3.8%, from $23.6 million to $22.7 million. Of this decrease, $0.5 million was attributable to the closing of one cafe in Seattle during 2001. The remainder of this decrease was a result of a decrease in the occupancy rates of many of the buildings we are located in. Same-store sales decreased by $1.3 million, or 5.6%, from $23.1 million to $21.8 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

Branded sales decreased by $0.8 million, or 7.7%, from $10.1 million to $9.3 million. This decrease was primarily attributable to the loss of three customers. Kozmo.com, an Internet-based consumer delivery service ceased operations in April 2001. Our relationship with Costco and Safeway also ended in 2001 due to unprofitable sales. We do not expect the closing of Kozmo.com to have a material adverse impact on branded sales in the future. In June 2000, we began providing Tully's Coffee with food products for selected retail cafes located in Seattle and San Francisco.


OPERATING EXPENSES

Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, and provision for asset impairment and store closure. Total operating expenses decreased $0.8 million, or 2.1%, from $39.8 million to $39.0 million. As a percentage of sales, our operating expenses increased from 118.2% to 121.7%. This increase was primarily due to decreased sales.

Cost of food and packaging decreased by $1.1 million, or 8.2%, from $13.6 million to $12.5 million. Cost of food and packaging decreased as a percentage of sales from 40.4% to 39.0%.

Cost of food and packaging for retail sales decreased by $0.5 million, or 5.2%, from $8.8 million to $8.3 million. This decrease was primarily due to decreased retail sales.

Cost of food and packaging for branded sales decreased by $0.7 million, or 15.0%, from $4.5 million to $3.8 million. This decrease was primarily due to decreased branded sales.

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.2 million, or 5.0%, from $3.8 million to $4.0 million. This increase was primarily due to the opening of five additional cafes. As a percentage of sales, occupancy expense increased from 11.3% to 12.5%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

Labor expense consists of wages and salaries paid to employees. Labor expense decreased by $0.1 million, or 0.8%, from $11.2 million to $11.1 million. As a percentage of sales, labor expense increased from 33.2% to 34.6%. This increase was due to a decrease in sales.

Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization was unchanged. As a percentage of sales, depreciation and amortization increased from 7.9% to 8.4%. This increase was primarily due to decreased sales.

Other operating expenses consist of direct operating, marketing, administrative, repair and maintenance and site termination expenses. Other operating expenses decreased by $0.1 million, or 3.7%, from $1.9 million to $1.8 million. As a percentage of sales, other operating expenses increased from 5.7% to 5.8% because of the decrease in sales.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.2 million, or 3.9%, from $6.6 million to $6.8 million, primarily due to wage and salary increases, offset by increased efficiencies at the corporate level. As a percentage of sales, general and administrative expenses increased from 19.5% to 21.3%, primarily due to decreased sales.

Provision for asset impairment and store closure relates to the writedown of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $0.03 million, or 58.7%, from $0.06 million to $0.03 million. As a percentage of sales, asset impairment and store closure decreased from 0.2% to 0.1%.

OTHER (EXPENSE) INCOME

Other (expense) income includes interest expense, interest and other income. Other (expense) income decreased $0.3 million, or 199.4%, from ($0.16) million to $0.16 million. This change was due to the interest income generated from the proceeds associated with the Series C financing that closed February 1, 2001 and the initial public offering that closed on May 7, 2001. This was complemented by a lower interest expense due to the repayment of the line of credit in May 2001. As a percentage of sales, other (expense) income increased from (0.5%) to 0.5%.


NET LOSS

Net loss increased by $0.5 million, or 8.2%, from $6.3 million to $6.8 million. This increase was primarily due to decreased sales and increased occupancy, labor and general and administrative expenses. As a percentage of sales, net loss increased from 18.7% to 21.2%.

EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the fiscal year ended December 30, 2001 and 2000 was ($4.3) million and ($3.5) million, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 26, 1999

SALES

Total sales increased by $8.1 million, or 31.6%, from $25.6 million to $33.7 million.

Retail sales increased by $4.2 million, or 21.6%, from $19.4 million to $23.6 million. Of this increase, $1.0 million was attributable to the three new cafes opened in Los Angeles in late 1999 and 2000. The remainder of this increase was primarily due to our new food introduction program, in which we update our product offerings approximately every six to eight weeks, and our new inventory system, which captured same-store sales growth by allowing us to manage the availability of items for sale in our cafes in a more efficient manner. Same-store sales increased by $2.5 million, or 13.7%, from $18.3 million to $20.8 million. Same-store sales consist only of sales from cafes. The increase in same-store sales was primarily due to our new food introduction program and our new inventory system.

Branded sales increased by $3.9 million, or 63.2%, from $6.2 million to $10.1 million. This increase was primarily attributable to new relationships with three customers. In 1999 we entered into a wholesale account relationship with Kozmo.com, an Internet-based consumer delivery service which ceased operations in April 2001. Kozmo.com accounted for 12.6% of branded sales in 2000. In April 2000, we provided some Charles Schwab Inc. offices with box lunches and catered platters on a daily basis. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales. In June 2000, we began providing Tully's Coffee with food products for selected retail cafes located in Seattle and San Francisco.


OPERATING EXPENSES

Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased $3.3 million, or 9.1%, from $36.5 million to $39.8 million. As a percentage of sales, our operating expenses decreased from 142.5% to 118.2%. This decrease was primarily due to increased sales. We expect operating expenses to continue to increase as energy costs in three of the four geographic markets in which we operate our cafes and central kitchens continue to increase.

Cost of food and packaging increased by $2.1 million, or 18.0%, from $11.5 million to $13.6 million. Cost of food and packaging decreased as a percentage of sales from 45.0% to 40.4%.

Cost of food and packaging for retail sales increased by $1.0 million, or 12.7%, from $7.8 million to $8.8 million. This increase was primarily due to increased retail sales. In addition, we implemented a just-in-time inventory and order guide that helped us to reduce waste.

Cost of food and packaging for branded sales increased by $1.7 million, or 58.7%, from $2.8 million to $4.5 million. This increase was primarily due to increased branded sales.

Cost of food and packaging as a percentage of total sales for each of retail sales and branded sales decreased primarily due to implementation of a new purchasing process, which improved our ability to source low cost ingredients. As part of the new purchasing process, we entered into a relationship with Marriott Distribution Services, under which they procure and deliver to our central kitchens approximately 32% of our ingredients and packaging products.

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.2 million, or 6.0%, from $3.6 million to $3.8 million. This increase was primarily due to the opening of three additional cafes. As a percentage of sales, occupancy expense decreased from 14.1% to 11.3%, primarily due to increased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both. In April 2001 we issued Series C preferred stock with a value of approximately $0.2 million to a consultant for services rendered in connection with leasing activities, which will be recognized over the lease terms of generally five to seven years.

Labor expense consists of wages and salaries paid to employees. Labor expense increased by $1.7 million, or 17.7%, from $9.5 million to $11.2 million. This increase was primarily due to the opening of three additional cafes and the amortization of deferred compensation of $0.08 million relating to option grants to employees with exercise prices below the deemed fair market value. As a percentage of sales, labor expense decreased from 37.1% to 33.2%. This decrease was due to an increase in sales. This decrease was also due to the introduction of a software program to enable us to more efficiently schedule personnel, both in the central kitchens as well as our cafes.

Depreciation and amortization consists of the periodic expensing of leasehold improvements, equipment and vehicles. Depreciation and amortization increased by $ 0.03 million, or 1.1%, from $2.63 million to $2.66 million. As a percentage of sales, depreciation and amortization decreased from 10.3% to 7.9%. This decrease was primarily due to increased sales.

Other operating expenses consist of direct operating, marketing, administrative, repair and maintenance and site termination expense. Other operating expenses decreased by $0.5 million, or 20.6%, from $2.4 million to $1.9 million because of the store closures in 1999. As a percentage of sales, other operating expenses decreased from 9.4% to 5.7%.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expense increased by $0.6 million, or 9.1%, from $6.0 million to $6.6 million, primarily due to wage and salary increases, offset by increased efficiencies at the corporate level. As a percentage of sales, general and administrative expense decreased from 23.6% to 19.5%, primarily due to increased sales.

Provision for asset impairment and store closure relates to the writedown of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $0.7 million, or 91.9%, from $0.8 million to $0.1 million. As a percentage of sales, asset impairment and store closure decreased from 3.0% to 0.2%. Based on the facts surrounding an asset's impairment, we recorded either a loss in the amount of the remaining book value or of the excess of the remaining net book value over discounted projected cash flows


OTHER (EXPENSE) INCOME

Other (expense) income includes interest expense, interest and other income. Other (expense) income decreased by $4.3 million, or 96.5%, from ($4.5) million to ($0.2) million. This net expense decrease was primarily related to noncash charges in 1999 related to the issuance of preferred stock as a conversion premium on senior debt of $3.0 million and noncash charges of $0.9 million due to the amortization of deferred debt issue costs related to the value of warrants issued with the 15% senior bridge notes and 10% subordinated convertible bridge notes. Prior to the conversion of the debt and the related interest to redeemable preferred stock in 1999, the debt accrued interest of

$0.5 million during the year. No such debt was outstanding in 2000. As a percentage of sales, other (expense) income decreased from 17.5% to 0.5%.

During April 1999, we issued $3.0 million of 15% senior bridge notes and warrants. On August 31, 1999, the notes, together with accrued interest, converted into shares of Series C preferred stock. Additionally, senior note holders received 500,000 shares of Series C preferred stock as a conversion premium, the estimated fair value of which was $3.0 million and which has been recorded as a senior notes financing cost and is included in interest expense.

During December 1998, we issued $4.9 million of 10% subordinated convertible bridge notes and warrants. On August 31, 1999, the notes, together with accrued interest, converted into shares of Series C preferred stock.

Costs associated with the borrowings were amortized into interest expense over the life of the borrowing.


NET LOSS

Net loss decreased by $9.1 million, or 59.1%, from $15.4 million to $6.3 million. This decrease was primarily due to an increase in total sales and a decrease in net expense from other (expense) income. As a percentage of sales, net loss decreased from 60.1% to 18.7%.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the fiscal years ended December 30, 2001 and 2000 was $5.6 million and $2.2 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges. In addition, fiscal year 2001 had decreases in accounts payable.

Net cash used in investing activities for the fiscal years ended December 30, 2001 and 2000 was approximately $3.8 million and $0.8 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes and improvements to the central kitchens.

Net cash provided by financing activities for the fiscal years ended December 30, 2001 and 2000 was $15.0 million and $1.4 million, respectively. Net cash provided by financing activities in fiscal year 2001 resulted primarily from the issuance of capital stock, which was partially offset by financing costs, the repayment of the line of credit of $2.0 million in May 2001 and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.6 million.

We have opened five cafes in 2001 and one in the first quarter of 2002. We closed a cafe during the first quarter of 2002. This closure resulted from decreased sales as the cafe's building occupancy shifted from normal office occupancy to a data-center. In 2002, costs associated with this cafe closure are estimated to be $16,000 and we plan to transfer the assets and fully depreciate the remaining net book value that is approximately $26,000. We plan to open five additional cafes in the second and third quarters of 2002. These five additional cafes to be opened in 2002 will require approximately $1.4 million of additional funds in 2002 for leasehold improvements and equipment.

Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception, we have raised cash of approximately $62.9 million from sales of preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which have approximated $25.7 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through fiscal year end 2001, we have reported net losses of approximately $48.1 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks and closing of certain unprofitable operating properties, continued during 2001.

The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $55.1 million at December 30, 2001. These matters raise substantial doubt about our ability to continue as a going concern. To date, we have financed its operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependant upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

At December 30, 2001, we had cash and cash equivalents of approximately $6.2 million. We believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy its cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect our financial position and results of operations.

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


EQUITY-BASED COMPENSATION

Deferred stock compensation

During fiscal 2000, the Company granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants, the Company recorded deferred stock compensation of approximately $1.2 million. The deferred stock compensation is being amortized generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with an exercise price of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. On June 7, 2001, the Company issued approximately 11,000 stock options to employees with an exercise price of $1.50. The grant of these options resulted in a deferred stock compensation charge of approximately $36,000 in the second quarter of fiscal 2001.

Deferred stock compensation is being amortized generally over a four-year vesting period. During fiscal 2001, $288,000 of deferred stock compensation was amortized.


Stock options

In January 2001, the board of directors approved an amendment to the Company's 1996 stock option plan to increase the number of shares of common stock reserved for issuance under the plan to one million shares (post-reverse split.) The amendment was approved by the Company's shareholders in March 2001.

In June 2001, the board of directors approved a grant of options of approximately 321,000 shares of common stock to employees with exercise price of $4.70 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

In July 2001, the board of directors approved a grant of options of approximately 102,000 shares of common stock to employees with exercise prices of $2.34 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

In November 2001, the board of directors approved a grant of options of approximately 4,000 shares of common stock to employees with exercise prices of $0.95 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.


Preferred stock

In April 2001, 18,917 shares of Series C preferred stock, with an approximate fair value of $155,000, were issued to two consultants for services to be rendered in connection with leasehold improvements and food development. This amount will be expensed over future periods.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS No. 137, deferring the effective date to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which amends provisions of SFAS No. 133. The adoption of these standards as of January 1, 2001 did not have a material impact on our results of operations or financial position as we hold no derivative financial instruments and do not currently engage in hedging activities.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 is not expected to have a material impact on our results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS No. 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on our results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. We are currently evaluating the implications of adoption of SFAS No. 143.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions, for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on our results of operations or financial position.


CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page 41. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.


REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.


VALUATION OF LONG-LIVED ASSETS

We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate based on either discounted cash flows or appraised values, depending on the nature of the asset.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no derivative financial instruments or derivative commodity investments. We invest our excess cash, including the net proceeds from our initial public offering, in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit and short-term investments in commercial paper. We do not believe these investments are subject to significant market risk.

Under our revolving credit facility, we could be exposed to market risk from changes in interest rates on borrowings which bear interest at the lending bank's prime rate plus a fixed percentage or LIBOR plus a fixed percentage. We currently have no borrowings outstanding under the revolving line of credit.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                 BRIAZZ, INC.
                   INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:                                                    Page
                                                                                 ----

Report of Independent Accountants...............................................  35

Balance Sheet...................................................................  36

Statement of Operations.........................................................  37

Statement of Mandatorily Redeemable Convertible Preferred Stock and
      Stockholders' Equity (Deficit)............................................  38

Statement Of Cash Flows.........................................................  40

Notes to Financial Statements...................................................  41

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Briazz, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Briazz, Inc. at December 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported operating losses since inception and needs to raise additional capital to fund future operating losses and planned growth. These are conditions that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP


Seattle, Washington  March 12, 2002

                                  BRIAZZ, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           YEARS ENDED
                                                                                   ----------------------------
                                                                                   DECEMBER 30,    DECEMBER 31,
                                                                                       2001            2000
                                                                                   ------------    ------------

ASSETS
Current assets
     Cash and cash equivalents ...............................................       $  6,193        $    555
     Accounts receivable, net of allowance of $104 (2001) and $63 (2000) .....            472             547
     Inventory ...............................................................            507             508
     Prepaid expenses and other current assets ...............................            447             490
     Current portion of restricted certificates of deposit ...................            149             149
                                                                                     --------        --------
                 Total current assets ........................................          7,768           2,249
Property and equipment, net ..................................................         13,555          11,632
Restricted certificates of deposit, net of current portion ...................            453             328
Deposits and other assets ....................................................            177             200
                                                                                     --------        --------
                 Total assets ................................................       $ 21,953        $ 14,409
                                                                                     ========        ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
     STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Line of credit borrowings, current ......................................       $     --        $    160
     Bank overdraft ..........................................................            754              --
     Current portion of long-term debt .......................................            138             144
     Accounts payable ........................................................          1,322           3,008
     Accrued compensation ....................................................            996             904
     Accrued and other liabilities ...........................................            492             653
                                                                                     --------        --------
                 Total current liabilities ...................................          3,702           4,869
                                                                                     --------        --------
Line of credit borrowings, net of current portion ............................             --           1,840
Long-term debt, net of current portion .......................................            335              48
                                                                                     --------        --------

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, no par;
     50,000,000 shares authorized
  Series A, 35,000 designated; 0 (2001) and 2,061 (2000) shares
     issued and outstanding; liquidation value of $0 (2001) and $11,058 (2000)             --          10,984
  Series B, 34,450 designated; 0 (2001) and 3,211 (2000) shares issued and
     outstanding; liquidation value of $0 (2001) and $23,239 (2000) ..........             --          23,104
  Series C, 30,000,000 designated; 0 (2001) and 3,120,788 (2000) shares
     issued and outstanding; liquidation value of $0 (2001) and $19,605 (2000)             --          19,521
                                                                                     --------        --------
                 Total mandatorily redeemable convertible preferred stock ....             --          53,609
                                                                                     --------        --------
Stockholders' equity (deficit)
     Common stock, no par; 100,000,000 shares authorized; 5,824,993 (2001)
       and 920 (2000) shares issued and outstanding ..........................         73,746           2,076
     Additional paid-in capital ..............................................            209              --
     Deferred stock compensation .............................................           (981)         (1,060)
     Accumulated deficit .....................................................        (55,058)        (46,973)
                                                                                     --------        --------

                 Total stockholder' equity (deficit) .........................         17,916         (45,957)
                                                                                     --------        --------

                 Total liabilities and stockholders' equity ..................       $ 21,953        $ 14,409
                                                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.

                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    Years ended
                                                                                    --------------------------------------------
                                                                                    December 30,    December 31,    December 26,
                                                                                       2001            2000            1999
                                                                                    ------------    ------------    ------------

Sales
      Retail ................................................................       $    22,737     $    23,624     $    19,428
      Branded Sales .........................................................             9,292          10,068           6,170
                                                                                    -----------     -----------     -----------
           Total Sales ......................................................            32,029          33,692          25,598
                                                                                    -----------     -----------     -----------
Operating Expenses
      Cost of food and packaging ............................................            12,480          13,597          11,520
      Occupancy expenses ....................................................             4,010           3,818           3,602
      Labor expenses (including amortization of deferred stock compensation
         of $186 for 2001 and $81 for 2000) .................................            11,098          11,186           9,506
      Depreciation and amortization .........................................             2,686           2,657           2,628
      Other operating expenses ..............................................             1,849           1,921           2,419
      General and administrative expenses (including amortization of deferred
         stock compensation of $102 for 2001 and $41 for 2000) ..............             6,837           6,581           6,033
      Provision for asset impairment and store closure ......................                26              63             779
                                                                                    -----------     -----------     -----------
           Total operating expenses .........................................            38,986          39,823          36,487
                                                                                    -----------     -----------     -----------
Loss from operations ........................................................            (6,957)         (6,131)        (10,889)

Other (expense) income
      Interest and other expense ............................................              (125)           (217)         (4,600)
      Interest and other income .............................................               280              61             108
                                                                                    -----------     -----------     -----------
                                                                                            155            (156)         (4,492)
                                                                                    -----------     -----------     -----------
Net loss ....................................................................            (6,802)         (6,287)        (15,381)
Accretion of dividends/amortization of discount on preferred stock ..........             4,318           3,319           2,421
                                                                                    -----------     -----------     -----------
Net loss attributable to common stockholders ................................       $   (11,120)    $    (9,606)    $   (17,802)
                                                                                    ===========     ===========     ===========
Basic and diluted net loss per share ........................................       $     (2.86)    $ (2,455.68)    $ (5,148.14)
                                                                                    ===========     ===========     ===========
Weighted-average shares used in computing basic and diluted
    net loss per share ......................................................         3,889,472           3,912           3,458
                                                                                    ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                                  BRIAZZ, INC.

         STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                             MANDATORILY REDEEMABLE PREFERRED STOCK
                                                             ---------------------------------------------------------------------
                                                                 SERIES A             SERIES B             SERIES C
                                                             -----------------    -----------------    -----------------
                                                             SHARES    AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT     TOTAL
                                                             -------   -------    -------   -------    -------   -------   -------

Balance at December 27, 1998 ..............................        5     9,732          5    20,416         --        --    30,148

Issuance of stock warrants with convertible debt ..........       --        --         --        --         --        --        --
Issuance of Series C preferred stock, net of issuance costs       --        --         --        --        834     4,917     4,917
Issuance of Series C preferred stock upon
    convertible notes, including accrued interest .........       --        --         --        --      1,907    10,539    10,539
Accretion of mandatorily redeemable preferred stock .......       --       637         --     1,366         --       418     2,421
Issuance of common stock for services .....................       --        --         --        --         --        --        --
Net loss ..................................................       --        --         --        --         --        --        --
                                                             -------   -------    -------   -------    -------   -------   -------
Balance at December 26, 1999 ..............................        5    10,369          5    21,782      2,741    15,874    48,025

Issuance of Series C preferred stock, net of issuance costs       --        --         --        --        375     2,235     2,235
Issuance of Series C preferred stock for services .........       --        --         --        --          5        30        30
Accretion of mandatorily redeemable preferred stock .......       --       615         --     1,322         --     1,382     3,319
Common stock issued  upon exercise of stock options .......       --        --         --        --         --        --        --
Change in unearned compensation ...........................       --        --         --        --         --        --
Deferred compensation related to grant of stock options ...       --        --         --        --         --        --
Amortization of deferred compensation .....................       --        --         --        --         --        --
Stock repurchased or redeemed .............................       (3)       --         (2)       --         --        --        --
Net loss ..................................................       --        --         --        --         --        --
                                                             -------   -------    -------   -------    -------   -------   -------
Balance at December 31, 2000 ..............................        2    10,984          3    23,104      3,121    19,521    53,609

Issuance of common stock, net of issuance costs ...........       --        --         --        --         --        --        --
Issuance of Series C preferred stock, net of issuance costs       --        --         --        --        508     3,034     3,034
Issuance of Series C preferred stock for services .........       --        --         --        --         19       154       154
Accretion of mandatorily redeemable preferred stock .......       --       226         --       493         --       565     1,284
Conversion of preferred stock to common stock .............       (2)  (11,210)        (3)  (23,597)    (3,648)  (23,274)  (58,081)
Beneficial conversion feature on preferred stock ..........       --        --         --        --         --    (3,034)   (3,034)
Amortization of discount on preferred stock ...............       --        --         --        --         --     3,034     3,034
Common stock issued  upon exercise of stock options .......       --        --         --        --         --        --        --
Common stock issued  upon exercise of stock warrants ......       --        --         --        --         --        --        --
Deferred compensation related to the grant of stock options       --        --         --        --         --        --        --
Amortization of deferred compensation .....................       --        --         --        --         --        --        --
Stock repurchased or redeemed .............................       --        --         --        --         --        --        --
Net loss ..................................................       --        --         --        --         --        --        --
                                                             -------   -------    -------   -------    -------   -------   -------
Balance at December 30, 2001 ..............................        0         0          0         0          0         0         0


         The accompanying notes are an integral part of these financial

                                  BRIAZZ, INC.

         STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                                                         -----------------------------------------------------------------------
                                                           COMMON STOCK       ADDITIONAL     DEFERRED
                                                         ------------------    PAID-IN        STOCK       ACCUMULATED
                                                         SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT      TOTAL
                                                         ------    --------   ----------   ------------   -----------   --------

Balance at December 27, 1998 ..........................       3    $  2,075    $     --      $     --      $(22,246)    $(20,171)

Issuance of stock warrants with convertible ...........      --          --          --            --         1,446        1,446
Issuance of Series C preferred stock, net of issuance
     cost .............................................      --          --          --            --            --           --
Issuance of Series C preferred stock upon conversion of
     convertible notes, including accrued interest.....      --          --          --            --            --           --
Accretion of mandatorily redeemable preferred stock....      --          --          --            --        (2,421)      (2,421)
Issuance of common stock for service ..................      --          --          --            --            10           10
Net loss ..............................................      --          --          --            --       (15,381)     (15,381)
                                                          -----    --------    --------      --------      --------     --------
Balance at December 26, 1999 ..........................       3       2,075          --            --       (38,592)     (36,517)

Issuance of Series C preferred stock, net of issuance .      --          --          --            --            --           --
Issuance of Series C preferred stock for ..............      --          --          --            --            --           --
Accretion of mandatorily redeemable preferred stock....      --          --          --            --        (3,320)      (3,320)
Common stock issued  upon exercise of stock options....       1           1          --            --            --            1
Change in unearned compensation .......................      --          --          --            --            44           44
Deferred compensation related to grant of stock
     options ..........................................      --          --          --        (1,182)        1,182           --
Amortization of deferred compensation..................      --          --          --           122            --          122
Stock repurchased or redeemed .........................      (3)         --          --            --            --           --
Net loss ..............................................      --          --          --            --        (6,287)      (6,287)
                                                          -----    --------    --------      --------      --------     --------
Balance at December 31, 2000 ..........................       1       2,076          --        (1,060)      (46,973)     (45,957)

Issuance of common stock, net of issuance cost.........   2,000      13,583          --            --            --       13,583
Issuance of Series C preferred stock, net of issuance
     cost .............................................      --          --          --            --            --           --
Issuance of Series C preferred stock for service.......      --          --          --            --            --           --
Accretion of mandatorily redeemable preferred stock....      --          --          --            --        (1,283)      (1,283)
Conversion of preferred stock to common stock .........   3,816      58,081          --            --            --       58,081
Beneficial conversion feature on preferred stock ......      --          --       3,034            --            --        3,034
Amortization of discount on preferred stock options....      --          --      (3,034)           --            --       (3,034)
Common stock issued  upon exercise of stock warrants...       4           6          --            --            --            6
Common stock issued  upon exercise of stock options ...       4          --          --            --            --           --
Deferred compensation related to the grant of stock
     options...........................................      --          --         209          (209)           --           --
Amortization of deferred compensation..................      --          --          --           288            --          288
Stock repurchased or redeemed .........................      --          --          --            --            --
Net loss ..............................................      --          --          --            --        (6,802)      (6,802)
                                                          -----    --------    --------      --------      --------     --------
Balance at December 30, 2001 ..........................   5,825    $ 73,746    $    209      $   (981)     $(55,058)    $ 17,916
                                                          =====    ========    ========      ========      ========     ========


   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEARS ENDED
                                                                                      ----------------------------------------
                                                                                      DECEMBER 30,  DECEMBER 31,  DECEMBER 26,
                                                                                          2001          2000          1999
                                                                                      ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ........................................................................   $ (6,802)     $ (6,287)     $(15,381)
    Adjustments to reconcile net loss to net cash used in operating activities
         Amortization of deferred compensation ......................................        288           122            --
         Depreciation and amortization ..............................................      2,686         2,657         2,628
         Provision for asset impairment and store closure ...........................         26            63           779
         Non-cash expense related to issuance of additional shares of
                 Series C preferred stock upon payment of Senior Bridge borrowings ..         --            --         3,000
         Non-cash interest expense ..................................................         --            --         1,224
         Non-cash expense related to issuance of common stock and options ...........         --            44            10
         Changes in operating assets and liabilities:
             Accounts receivable ....................................................         75           (42)         (258)
             Inventory ..............................................................          1            71           (16)
             Prepaid expenses and other current assets ..............................         43          (274)          212
             Deposits and other assets ..............................................         23           (57)          197
             Accounts payable .......................................................     (1,880)        1,591          (634)
             Accrued compensation ...................................................         92          (204)          208
             Accrued and other liabilities ..........................................       (161)           83          (407)
                                                                                        --------      --------      --------
                           Net cash used in operating activities ....................     (5,609)       (2,233)       (8,438)
                                                                                        --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment .............................................     (3,755)         (747)       (1,563)
    Other ...........................................................................         --           (25)          (28)
                                                                                        --------      --------      --------
                           Net cash used in investing activities ....................     (3,755)         (772)       (1,591)
                                                                                        --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of preferred stock, net of issuance costs ....................      3,034         2,235         4,917
    Proceeds from sale of common stock, net of issuance costs .......................     13,583            --            --
    Proceeds from (repayment of) line-of-credit borrowings ..........................     (2,000)           --         2,000
    Proceeds from convertible debentures ............................................         --            --         3,000
    Proceeds from long-term debt ....................................................         --            --            25
    Proceeds from exercise of stock options .........................................          6             1            --
    (Increase) decrease in restricted certificate of deposit ........................       (126)           53           301
    Change in bank overdraft ........................................................        754          (579)           --
    Repurchase of preferred and common stock ........................................         --            (1)           --
    Repayment of capital lease obligation ...........................................        (95)           --            --
    Repayment of long-term debt .....................................................       (154)         (302)         (269)
                                                                                        --------      --------      --------
                           Net cash provided by financing activities ................     15,002         1,407         9,974
                                                                                        --------      --------      --------
Net (decrease) increase in cash and cash equivalents ................................      5,638        (1,598)          (55)
Cash and cash equivalents
    Beginning of period .............................................................        555         2,153         2,208
                                                                                        --------      --------      --------
    End of period ...................................................................   $  6,193      $    555      $  2,153
                                                                                        ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest ..........................................................   $    114      $    213      $    376
                                                                                        ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Conversion of mandatorily redeemable preferred stock to common stock ............   $ 58,081      $     --      $     --
                                                                                        ========      ========      ========
    Debt to equity conversion .......................................................   $     --      $     --      $ 10,539
                                                                                        ========      ========      ========
    Additions to property and equipment financed with capital lease obligations......   $    530      $     --      $     --
                                                                                        ========      ========      ========
    Additions to property and equipment accrued at year end .........................   $    194      $     --      $     --
                                                                                        ========      ========      ========
    Additions to property and equipment through issuance of common stock ...........   $    130      $     --      $     --
                                                                                        ========      ========      ========
    Preferred stock issued for services .............................................   $    154      $     30      $     --
                                                                                        ========      ========      ========
    Accretion of dividends/amortization of discount on preferred stock ..............   $  4,318      $  3,319      $  2,421
                                                                                        ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

BRIAZZ, Inc. ("Briazz" or the "Company") manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company's business strategy is to solidify its current markets and as funding becomes available, build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company's retail distribution network includes Briazz cafes, as well as box lunch delivery. The Company also distributes its products through select strategic wholesale alliances. Each market operates a central kitchen, which prepares meals daily.


FISCAL YEARS

From fiscal 1995 through 2000, the Company measured its operational results based on 13 four-week periods. There were fifty-two weeks in 1999, fifty-three weeks in 2000 and fifty-two weeks in 2001. In fiscal 2001 the Company converted to four 13-week periods with a 52-or 53-week fiscal year.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RECLASSIFICATIONS

Reclassifications of certain prior year amounts have been made to conform to current year classifications. The reclassifications has no effect on stockholders' equity (deficit) or net loss.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash balances are not included as a component of cash and cash equivalents.


CONCENTRATION OF CREDIT RISK

Cash, cash equivalents and restricted cash are invested in deposits with financial institutions that may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash.

The Company had one customer which accounted for 9% of its revenue for fiscal 2001. This same customer accounted for 42% of the Company's accounts receivable balance at December 30, 2001 and 27% at December 31, 2000.

INVENTORY

Inventory, which consists primarily of food and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


REVENUE RECOGNITION

Revenues are generally recognized at the point of sale at retail locations or upon delivery of the product for box lunch, catering and wholesale sales. For some wholesale products, where a right of return exists, revenue is recognized after return rights have lapsed.


PRE-OPERATING COSTS

Costs associated with opening new locations are expensed as incurred.


ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed as incurred, and approximated $425,000, $316,000 and $480,000 in fiscal 1999, 2000 and 2001 respectively.


BANK OVERDRAFT

Bank overdraft represents checks issued and outstanding in excess of the related bank balance.


INCOME TAXES

Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.


STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company's stock and the exercise price of the option. Unearned compensation is being amortized on a straight-line basis over the vesting period of the individual options.

Certain warrants granted to employees contain provisions which result in the application of variable plan accounting in accordance with the provisions of FASB Interpretation No. 44. For those warrants, compensation expense is adjusted quarterly as the market price of the Company's common stock changes.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest. At each reporting date, the Company revalues the compensation. As a result, stock-based compensation expense related to unvested equity instruments issued to non-employees fluctuates as the fair value of the Company's common stock fluctuates.

STOCK SPLITS

In March of 2001, the Company's board of directors and shareholders approved a one-for-six reverse stock split of the Company's capital stock. The financial statements and accompanying notes have been restated for all periods presented to reflect this change.


STOCK WARRANTS

Stock warrants issued together with debt securities are considered a cost of financing and are recorded as original issue discount and additional paid in capital based on the estimated fair value at date of issuance. The original issue discount is amortized over the life of the debt and is reported as a reduction of the related debt on the balance sheet.


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of property and equipment, gains or losses are reflected in the statement of operations. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

        Computer equipment....................................   3 years
        Furniture, fixtures and equipment.....................   5 - 7 years
        Leasehold improvements................................   Shorter of lease term or 10 years
        Vehicles..............................................   5 - 7 years


IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows at the lowest level for which there are identifiable cash flows, which is at the store level, to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, restricted certificates of deposit and accounts payable approximate fair value because of their immediate or short-term nature. The fair value of line of credit borrowings approximated its carrying amount because the stated rate of the debt reflected current market conditions at December 31, 2000. The fair value of long-term debt is not considered to be significantly different than its carrying amount because the stated rates for substantially all such debt reflects current market rates and conditions.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS No. 137, deferring the effective date to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which amends provisions of SFAS No. 133. The adoption of these standards as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 will effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS No. 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS No. 143.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations or financial position.


2. FINANCIAL CONDITION AND BASIS OF CONCENTRATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $55.1 million at December 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company's ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues or its ability to reduce operating expenses.

There can be no assurance that the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect the Company's financial position and results of operations.


3. NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented. Prior to the conversion of all outstanding shares of Series C mandatory redeemable convertible preferred stock immediately prior to the closing of the Company's initial public offering, the warrants to purchase

 Series C stock were subject to the anti-dilution provisions of the Series C Stock. Those warrants were adjusted in fiscal 2001 after the initial public offering to reflect the anti-dilution adjustments of the Series C stock prior to the conversion of the Series C Stock. (See Note 4) Upon completion of the initial public offering, the warrants were converted pursuant to their terms into warrants to purchase common stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 30,   DECEMBER 31,   DECEMBER 26,
                                                     2001           2000           1999
                                                  ------------   ------------   ------------

Net loss attributable to common stockholders...   $   (11,120)   $    (9,606)   $   (17,802)
Weighted-average shares used in computing basic
      and diluted net loss per share ..........     3,889,472          3,912          3,458
Basic and diluted net loss per share ..........   $     (2.86)   $ (2,455.68)   $ (5,148.14)

Options to purchase common stock ..............       908,129        520,952        404,625
Redeemable convertible preferred stock ........            --      3,126,060      2,750,792
Warrants to purchase redeemable convertible
      Preferred stock .........................            --        907,240        907,240
Warrants to purchase common stock..............       930,404             --             --


4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

At various times throughout fiscal year 2001 and 2000, the Company triggered the anti-dilution provisions of the Series A, B and C mandatorily redeemable convertible preferred stock. As a result, in January 2001 the rates at which preferred stock converted to common stock became 1.0634, 1.0635 and 1.0447 for Series A, B, and C, respectively.

In connection with a $3 million private placement offering of shares of Series C preferred stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the Series C preferred stock, the Company determined that the fair value of its common stock exceeded the conversion price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature was calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security was convertible (intrinsic value). The Company recorded a beneficial conversion feature of approximately $3 million. The beneficial conversion feature is analogous to a dividend and was being recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of May 1, 2001, the beneficial conversion feature of $3.0 million was fully amortized upon the conversion of Series C preferred stock to common stock (Note 7). This beneficial conversion feature was recognized as a dividend, increasing net loss attributable to common stockholders.

The warrants outstanding to purchase Series C preferred stock of 907,240 (947,817 as adjusted for anti-dilution) were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification initially resulted in a non-cash charge to expense of approximately $635,000 at the time of the initial public offering, related to approximately 100,000 warrants held by an officer of the Company. This charge to expense was reversed as of July 1, 2001 when the market price of the Company's common stock dropped to a level below the exercise price.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


6. SEGMENT INFORMATION

The Company has changed its segment disclosures from previous period disclosures, to more closely match how it currently manages its business. In previous periods, the Company disclosed two reportable segments: Retail and Wholesale and Other. Beginning in the fourth quarter of fiscal 2001, the Company has managed its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company's cafes. Branded Sales consists of two subgroups:
1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of unallocated costs of operations. Management evaluates segment performance primarily based on sales and segment operating income
(loss). Prior periods have been restated to reflect the new classifications.

The following table presents certain financial information for each segment (amounts in thousands):

                                                       YEARS ENDED
                                         ----------------------------------------
                                         DECEMBER 30,  DECEMBER 31,  DECEMBER 26,
                                             2001          2000          1999
                                         ------------  ------------  ------------

RETAIL
Net Sales ............................     $ 22,737      $ 23,624      $ 19,428
Cost of food and packaging ...........       (8,266)       (8,759)       (7,768)
                                           --------      --------      --------
Subtotal .............................       14,471        14,865        11,660
Cost of operations ...................      (12,143)      (12,039)      (12,593)
                                           --------      --------      --------
Income (loss) from operations ........     $  2,328      $  2,826      $   (933)
                                           ========      ========      ========
EBITDA ...............................     $  3,740      $  4,507      $    759
                                           ========      ========      ========

BRANDED SALES
    BOX LUNCH & CATERING
    Net Sales ........................     $  5,471      $  5,381      $  3,592
    Cost of food and packaging .......       (1,875)       (1,963)       (1,276)
                                           --------      --------      --------
    Subtotal .........................        3,596         3,418         2,316
                                           --------      --------      --------

    WHOLESALE & GROCERY
    Net Sales ........................        3,821         4,687         2,578
    Cost of food and packaging .......       (1,917)       (2,495)       (1,543)
                                           --------      --------      --------
    Subtotal .........................        1,904         2,192         1,035
                                           --------      --------      --------

    TOTAL BRANDED SALES
    Net Sales ........................        9,292        10,068         6,170
    Cost of food and packaging .......       (3,792)       (4,458)       (2,819)
                                           --------      --------      --------
    Subtotal .........................        5,500         5,610         3,351
    Cost of operations ...............       (4,231)       (3,939)       (2,901)
                                           --------      --------      --------
    Income from operations ...........     $  1,269      $  1,671      $    450
                                           ========      ========      ========
    EBITDA ...........................     $  1,472      $  1,856      $    620
                                           ========      ========      ========

KITCHENS
Unallocated cost of food and packaging     $   (422)     $   (380)     $   (933)
Unallocated cost of ..................       (3,295)       (3,667)       (3,440)
                                           --------      --------      --------
Loss from operations .................     $ (3,717)     $ (4,047)     $ (4,373)
                                           ========      ========      ========
EBITDA ...............................     $ (3,136)     $ (3,410)     $ (3,734)
                                           ========      ========      ========

GENERAL & ADMINISTRATIVE

Cost of operations ...................     $ (6,837)     $ (6,581)     $ (6,033)
                                           --------      --------      --------
EBITDA ...............................     $ (6,382)     $ (6,366)     $ (5,798)
                                           ========      ========      ========

TOTAL
Net Sales ............................     $ 32,029      $ 33,692      $ 25,598
Cost of food and packaging ...........      (12,480)      (13,597)      (11,520)
                                           --------      --------      --------
Subtotal .............................       19,549        20,095        14,078
Cost of operations ...................      (26,506)      (26,226)      (24,967)
                                           --------      --------      --------
Loss from operations .................     $ (6,957)     $ (6,131)     $(10,889)
                                           ========      ========      ========
EBITDA ...............................     $ (4,306)     $ (3,413)     $ (8,153)
                                           --------      --------      --------

7. INITIAL PUBLIC OFFERING AND STOCKHOLDERS' EQUITY

The Company's registration statement with respect to its initial public offering was declared effective by the Securities and Exchange Commission on May 1, 2001. The offering closed on May 7, 2001. 2,000,000 shares of common stock were offered in this initial public offering at a price to the public of $8.00 per share. Net proceeds after deduction of expenses totaled approximately $13.6 million.

Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates (Note 4). The conversion resulted in the issuance of approximately 3,816,000 shares of common stock.


8. EQUITY-BASED COMPENSATION

DEFERRED STOCK COMPENSATION

During fiscal 2000, the Company granted stock options to employees and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. As a result of these grants, the Company recorded deferred stock compensation of approximately $1.2 million. The deferred stock compensation is being amortized generally over a four-year vesting period. On January 31, 2001, the Company issued approximately 27,000 stock options to employees with an exercise price of $6.00. The grant of these options resulted in a deferred stock compensation charge of approximately $173,000 in the first quarter of fiscal year 2001. On June 7, 2001, the Company issued approximately 11,000 stock options to employees with an exercise price of $1.50. The grant of these options resulted in a deferred stock compensation charge of approximately $36,000 in the second quarter of fiscal 2001.

Deferred stock compensation is being amortized generally over a four-year vesting period. During fiscal 2001, $288,000 of deferred stock compensation was amortized.


STOCK OPTIONS

In January 2001, the board of directors approved an amendment to the Company's 1996 stock option plan to increase the number of shares of common stock reserved for issuance under the plan to one million shares (post-reverse split.) The amendment was approved by the Company's shareholders in March 2001.

In June 2001, the board of directors approved a grant of options of approximately 321,000 shares of common stock to employees with exercise price of $4.70 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

In July 2001, the board of directors approved a grant of options of approximately 102,000 shares of common stock to employees with exercise prices of $2.34 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

In November 2001, the board of directors approved a grant of options of approximately 4,000 shares of common stock to employees with exercise prices of $0.95 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.


PREFERRED STOCK

In April 2001, 18,917 shares of Series C preferred stock, with an approximate fair value of $154,000, were issued to two consultants for services to be rendered in connection with leasehold improvements and food development. This amount will be expensed over future periods.

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                               DECEMBER 30,     DECEMBER 31,
                                                   2001             2000
                                               ------------     ------------

Leasehold improvements ..................        $ 11,485         $  9,986
Furniture and fixtures ..................          12,272            9,910
Vehicles ................................           1,952            1,180
                                                 --------         --------
    Total property and equipment ........          25,709           21,076
Accumulated depreciation and amortization         (12,154)          (9,444)
                                                 --------         --------
Property and equipment, net .............        $ 13,555         $ 11,632
                                                 --------         --------


10. LEASES

The Company leases cafe, central kitchen and office facilities and certain office equipment under terms of operating leases, which typically cover five years, some of which have options for an additional five year term. Rents are either fixed base amounts, variable amounts determined as a percentage of sales, or a combination of base and percentage of sales. Lease provisions also require additional payments for maintenance and other expenses. Rent expense approximated $2.6 million, $2.6 million and $2.5 million, during fiscal 2001, 2000 and 1999, respectively.

Minimum annual commitments for leases at December 30, 2001 are as follows (in thousands):

                                                              Operating               Capital
                                                       -------------------------      --------
                                                        Office
                                                       Equipment      Facilities      Vehicles
                                                       ---------      ----------      --------

2002 .............................................        $ 43         $  2,749        $ 139
2003 .............................................          35            2,663          139
2004 .............................................          26            2,589          139
2005 .............................................          12            2,420          113
2006 .............................................           6            1,815           53
Thereafter .......................................           1            2,479           29
                                                          ----         --------        -----
                                                          $123         $ 14,715          612
                                                          ====         ========        -----
    Less: amount representing interest ...........................................      (177)
                                                                                       -----
    Present value of future minimum lease payments ...............................     $ 435
                                                                                       -----


11. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                           DECEMBER 30,   DECEMBER 31,
                                               2001          2000
                                           ------------   ------------

GMAC .................................        $  37         $ 192
Lease obligations (note 10) ..........          435             0
                                              -----         -----
                                                473           192
Less current portion .................         (138)         (144)
                                              -----         -----
Long-term debt, net of current portion        $ 335         $  48
                                              =====         =====

The Company financed delivery vehicles from GMAC during fiscal 2001 and 2000. At December 30, 2001, there remained ten loans with GMAC all of which mature in fiscal 2002.

The Company leases delivery vehicles from Ryder Truck Rental, Rollins Leasing Corp, and Penske Truck Leasing. These leases are treated as capital leases. The lease maturity dates are between 2005 and 2007.

Principal payments due on these notes as of December 30, 2001 are as follows (in thousands):

               FOR THE FISCAL YEAR:
                      2002............       $138
                      2003............        101
                      2004............        100
                      2005............         79
                      2006............         36
                      Thereafter......         19
                                             ----
                                             $473
                                             ====

The Company has a line of credit agreement with a bank pursuant to which the Company and its founder are jointly and severally obligated. Borrowing under the new agreement, which contain no financial covenants, are collateralized by all Company property, equipment and inventory. On March 16, 2001, the line of credit agreement was amended to extend to the maturity date of loans made pursuant to the facility through April 15, 2002. Under the amendment monthly principal payments are due of $10,000 per month from February through May 2001, $15,000 per month from June through September 2001, $20,000 per month from October 2001 through March 2002 and $1,780,000 due April 15, 2002. Interest on the line is charged at prime rate plus 0.75% or 5.5% at December 31, 2001. The balance outstanding at December 31, 2001 and 2000 was $0 and $2,000,000, respectively.


12. STOCK OPTIONS

The Company maintains the Briazz 1996 Stock Option Plan (the "Plan") to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized approximately 1 million shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are to be determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years.

                                                            WEIGHTED-AVERAGE
                                                                EXERCISE
                                                SHARES           PRICE
                                                            ----------------

Options outstanding, December 28, 1997           1,760         $1,470.00

     Options granted .................             414          1,674.00
     Options exercised ...............             (83)           600.00
     Options forfeited ...............            (327)         1,356.00
                                               -------
Options outstanding, December 27, 1998           1,764          1,584.00
     Options granted .................         404,086              5.70
     Options forfeited ...............          (1,225)           615.66
                                               -------
Options outstanding, December 26, 1999         404,625             11.52
     Options granted .................         144,576              1.50
     Options exercised ...............            (836)             1.50
     Options forfeited ...............         (27,413)             9.54
                                               -------
Options outstanding, December 31, 2000         520,952              8.83
     Options granted .................         464,550              4.13
     Options exercised ...............          (3,897)             1.56
     Options forfeited ...............         (73,476)             5.45
                                               -------
Options outstanding, December 30, 2001         908,129         $    7.00
                                               =======

Option prices range from $0.95 to $3,900.00, with a weighted-average exercise price of $7.00. The expiration dates range from January 2006 to November 2011.

Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                          YEARS ENDED
                                                        ------------------------------------------------
                                                        DECEMBER 30,      DECEMBER 31,      DECEMBER 26,
                                                            2001             2000              1999
                                                        ------------      ------------      ------------

As reported:
      Net loss attributable to common stockholders        $(11,120)        $  (9,606)        $  (17,802)
      Net loss per share, basic ..................        $  (2.86)        $(2,455.68)       $(5,148.14)
Pro forma:
      Net loss attributable to common stockholders        $(11,537)        $  (9,780)        $  (17,907)
      Net loss per share, basic ..................        $  (2.97)        $(2,486.55)       $(5,177.94)

The fair value of options granted were estimated using an option-price model with the following assumptions:

                                                                YEARS ENDED
                                               -----------------------------------------------
                                               DECEMBER 30,     DECEMBER 31,      DECEMBER 26,
                                                   2001             2000              1999
                                               ------------     ------------      ------------

Risk-free interest rate ................        4.71-5.30%       5.77-6.52%        4.70-6.90%
Expected lives .........................           7 years          7 years        7-10 years
Expected volatility (employee grants) ..                0%               0%                0%
Expected volatility (nonemployee grants)               45%              45%               45%


The weighted-average fair value and exercise price options granted were as follows during the years ended December:

                                                           Weighted-average
                                ----------------------------------------------------------------------
                                        Exercise price                           Fair value
                                -------------------------------        -------------------------------
                                2001         2000         1999         2001         2000         1999
                                -----        -----        -----        -----        -----        -----

Exercise price at grant
     Lower than market .        $4.67        $1.50        $  --        $7.42        $9.66        $  --
     Equal to market ...        $4.10        $  --        $5.70        $2.25        $  --        $0.60
     Greater than market        $  --        $  --        $  --        $  --        $  --        $  --


The following table summarizes information about options outstanding at December 30, 2001:

                        Options outstanding              Options exercisable
                 ----------------------------------     ----------------------
                                          Weighted-                  Weighted-
                             Remaining     average                    average
                            contractual    exercise                  exercise
Exercise Price    Shares       life         price       Shares         price
--------------   -------    -----------   ---------     -------      ---------

  $   0.95         4,211        9.9       $    0.95       4,211         $0.95
      1.50       419,029        7.6            1.50     220,660          1.50
      2.34       102,000        9.6            2.34          --          2.34
      4.70       308,136        9.4            4.70      40,000          4.70
      6.00        72,770        8.3            6.00      50,048          6.00
    600.00           301        4.6          600.00         301        600.00
  1,632.00           681        6.0        1,632.00         660      1,632.00
  1,800.00           759        7.1        1,800.00         585      1,800.00
  3,900.00           242        5.6        3,900.00         242      3,900.00
                 -------        ---        --------     -------      --------
                 908,129        8.6            7.00     316,707         12.88
                 -------        ---        --------     -------      --------


13. RETIREMENT SAVINGS PLAN

On November 1, 1999, the Company established a retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan is a standard defined contribution plan and covers all qualified employees. Contributions to this plan are made at the discretion of the employee. The Company does not match employee contributions.

14. INCOME TAXES

No provision for income taxes was recorded for fiscal 2001, 2000 or 1999 due to losses incurred during these periods. A valuation allowance has been recorded against deferred tax assets for all periods as it has not been determined that it is more likely than not that these deferred tax assets will be realized.

As of December 30, 2001, the Company has net operating loss carryforwards of approximately $42 million for federal income tax purposes, which expire beginning 2011 through 2021. The Company may be subject to annual limitations on the amount of net operating loss which can be utilized in any tax year.

Deferred income taxes consist of the following (in thousands):

                                              December 30,     December 31,
                                                  2001             2000
                                              ------------     ------------

    Net operating loss carryforwards ...        $ 15,673         $ 13,673
          Provision for asset impairment           1,203              873
          Other ........................             507              206
                                                --------         --------
                                                  17,838           14,752
    Less: Valuation allowance ..........         (17,838)         (14,752)
                                                --------         --------
    Net deferred tax assets ............        $      0         $      0
                                                ========         ========

The valuation allowance increased approximately $3.1 million, $3.4 million and $5.2 million during 2001, 2000 and 1999, respectively.


15. EMPLOYEE STOCK PURCHASE PLAN

The Company's 2001 employee stock purchase plan was adopted by the board of directors in January 2001 and was approved by the Company's shareholders in March 2001. A total of 200,000 shares of common stock are reserved for issuance under the 2001 employee stock purchase plan, none of which have been issued.


16. SUBSEQUENT EVENTS

STOCK OPTIONS

Subsequent to December 30, 2001 the Company issued approximately 33,000 stock options to employees with an exercise price of $1.66. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

Information with respect to our directors is hereby incorporated by reference from our proxy statement, under the caption "Election of Directors," for our 2002 annual meeting of stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year end December 30, 2001. Information with respect to executive officers is included under Item 4 (A) of
Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION.

There is incorporated herein by reference the information required by this Item to be included in the 2002 Proxy Statement under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated herein by reference the information required by this Item to be included in the 2002 Proxy Statement under the caption "Voting Securities and Principal Shareholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated herein by reference the information required by this Item to be included in the 2002 Proxy Statement under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

(a) Financial Statements. The following financial statements of Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                                            Page
                                                                            ----

    Reports of Independent Accountants..................................     35
    Balance Sheet as of December 31, 2000 and December 30, 2001.........     36
    Statement of Operations for the years ended December 26, 1999,
        December 31, 2000 and December 30, 2001.........................     37
    Statement of Mandatory Redeemable Convertible Preferred Stock
        and Stockholders' Equity (Deficit) for the years ended
        December 26, 1999, December 31, 2000 and December 30, 2001......     38
    Statement of Cash Flows for the years ended December 26, 1999,
        December 31, 2000 and December 30, 2001.........................     40
    Notes to the Financial Statements...................................     41


(b) Reports on Form 8-K

    None


(c) Exhibits.

    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------

    3.1(2)        Amended and Restated Articles of Incorporation.

    3.2(2)        Bylaws.

    4.1(2)        Specimen Stock Certificate.

    10.1(1)(2)    1996 Amended Stock Option Plan.

    10.2(1)(2)    Form of Option Agreement (Fresh Options prior to February 2001)

    10.3(1)(2)    Form of Option Agreement (other options prior to February 2001)

    10.4(1)(2)    2001 Employee Stock Purchase Plan.

    10.5(2)       Form of Warrant.

    10.6(1)(2)    Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.

    10.7(2) Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.

    10.8(2) Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

    10.9(2)       Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

    10.10(2)      Sublease between BRIAZZ and Stusser Electric Company regarding
                  3901 7th Avenue South, Seattle, WA dated February 6, 1998.

    10.11(2)      Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

    10.12(2)      Lease between BRIAZZ and Mission-Taylor Properties regarding 225
                  Mendell St., San Francisco, CA dated June 28 1996.

    10.13(2) Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

    10.14(2)      Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200
                  Center St., El Segundo, CA dated December 15, 1997.

    10.15(2)      Industrial Building Lease between BRIAZZ and Walnut Street Properties,
                  Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

    10.16(2)      Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank
                  National Association in the principal amount of $2,000,000 dated
                  December 30, 1999.

    10.17(2)      Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank
                  National Association dated December 30, 1999.

    10.18(2)      Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated
                  October 18, 1996.

    10.19(1)(2)   Form of Option Agreement (all options since February 2001)

    10.20(2)      Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and
                  U.S. Bank National Association dated March 26, 2001.

    23.1          Consent of Independent Accountants


----------
(1) Indicates management contract

(2) Incorporated by reference to our registration statement on Form S-1 (No. 333-54922)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BRIAZZ, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BRIAZZ, INC.


March 29, 2002.                                By:
                                                   -----------------------------
                                                   Victor D. Alhadeff
                                                   Chief Executive Officer and
                                                   Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----

--------------------------------------------       Chief Executive Officer and Chairman       March 29, 2002
              Victor D. Alhadeff                of the Board (principal executive officer)


--------------------------------------------      President, Chief Operating Officer and      March 29, 2002
              C. William Vivian                                  Director


                                                 Chief Financial Officer, Vice President      March 29, 2002
--------------------------------------------   Finance, Treasurer and Secretary (principal
                 Tracy Warner                      financial and accounting officer)


--------------------------------------------                     Director                     March 29, 2002
                Richard Fersch


--------------------------------------------                     Director                     March 29, 2002
               Dan Kourkoumelis


--------------------------------------------                     Director                     March 29, 2002
           Charles C. Matteson, Jr

    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------

    3.1(2)        Amended and Restated Articles of Incorporation.

    3.2(2)        Bylaws.

    4.1(2)        Specimen Stock Certificate.

    10.1(1)(2)    1996 Amended Stock Option Plan.

    10.2(1)(2)    Form of Option Agreement (Fresh Options prior to February 2001)

    10.3(1)(2)    Form of Option Agreement (other options prior to February 2001)

    10.4(1)(2)    2001 Employee Stock Purchase Plan.

    10.5(2)       Form of Warrant.

    10.6(1)(2)    Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.

    10.7(2) Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.

    10.8(2) Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

    10.9(2)       Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

    10.10(2)      Sublease between BRIAZZ and Stusser Electric Company regarding
                  3901 7th Avenue South, Seattle, WA dated February 6, 1998.

    10.11(2)      Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

    10.12(2)      Lease between BRIAZZ and Mission-Taylor Properties regarding 225
                  Mendell St., San Francisco, CA dated June 28 1996.

    10.13(2) Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

    10.14(2)      Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200
                  Center St., El Segundo, CA dated December 15, 1997.

    10.15(2)      Industrial Building Lease between BRIAZZ and Walnut Street Properties,
                  Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

    10.16(2)      Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank
                  National Association in the principal amount of $2,000,000 dated
                  December 30, 1999.

    10.17(2)      Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank
                  National Association dated December 30, 1999.

    10.18(2)      Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated
                  October 18, 1996.

    10.19(1)(2)   Form of Option Agreement (all options since February 2001)

    10.20(2)      Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and
                  U.S. Bank National Association dated March 26, 2001.

    23.1          Consent of Independent Accountants


----------
(1) Indicates management contract

(2) Incorporated by reference to our registration statement on Form S-1 (No. 333-54922)