Form 10-Q/A
period 2001-07-01
BRIAZZ INC
filed 2002-05-14
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q/A

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO ___________________

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

BRIAZZ, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.

BALANCE SHEETS
(in thousands, except share data)

	July 1,	December 31,
	2001	2000

	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,687	$555
Accounts receivable, net of allowance of $129 and $63	664	547
Inventory	535	508
Prepaid expenses and other current assets	569	490
Current portion of restricted certificates of deposit	114	149

Total current assets	12,569	2,249
Property and equipment, net	11,453	11,632
Restricted certificates of deposit, net of current portion	269	328
Deposits and other assets	186	200

	$24,477	$14,409

Liabilities, Mandatorily Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Line of credit borrowings, current	$—	$160
Accounts payable	731	3,008
Accrued compensation	923	904
Accrued and other liabilities	453	653
Current portion of long-term debt	72	144

Total current liabilities	2,179	4,869

Line of credit borrowings, net of current portion	—	1,840
Long-term debt, net of current portion	—	48

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, no par; 50,000,000 shares authorized
Series A, 33,000 designated; 2,061 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $11,058 and $0 at December 31, 2000 and July 1, 2001	—	10,984
Series B, 34,450 designated; 3,211 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $23,239 and $0 at December 31, 2000 and July 1, 2001	—	23,104
Series C, 30,000,000 designated; 3,120,788 (2000) and 0 (2001) shares issued and outstanding; liquidation value of $19,605 and $0 at December 31, 2000 and July 1, 2001	—	19,521

Total mandatorily redeemable convertible preferred stock	—	53,609

Stockholders’ equity (deficit)
Common stock, no par; 100,000,000 shares authorized; 920 (2000) and 5,824,980 (2001) shares issued and outstanding	73,821	2,076
Additional paid-in capital	—	—
Deferred stock compensation	(1,097)	(1,060)
Accumulated deficit	(50,426)	(46,973)

Total stockholder equity (deficit)	22,298	(45,957)

Total liabilities and stockholders’ equity	$24,477	$14,409

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen weeks ended		Twenty-six weeks ended

	July 1,	June 25,	July 1,	June 25,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales:
Retail	$7,427	$7,450	$14,583	$14,015
Wholesale and other	966	1,222	2,073	2,164

Total Sales	8,393	8,672	16,656	16,179
Cost of food and packaging	3,206	3,544	6,370	6,612
Occupancy expenses	936	961	1,867	1,906
Labor expenses (including amortization of deferred stock compensation expense for the 13 and 26 weeks expense, respectively, of $46 and $92 for 2001 and $0 and $0 for 2000)	2,828	2,756	5,591	5,286
Depreciation and amortization	644	662	1,250	1,328
Other operating expenses	549	458	985	845
General and administrative expenses (including amortization of deferred stock compensation expense for the 13 and 26 weeks, respectively, of $22 and $44 for 2001 and $0 and $0 for 2000)	1,394	1,551	3,045	3,139
Provision for asset impairment and store closure	—	—	—	8

Total operating expenses	9,557	9,932	19,108	19,124

Loss from operations	(1,1,164)	(1,260)	(2,452)	(2,945)
Other (expense) income
Interest and other expense	(14)	(58)	(62)	(113)
Interest and other income	126	25	151	40

	112	(33)	89	(73)

Net loss	(1,052)	(1,293)	(2,363)	(3,018)
Accretion of dividends/amortization of discounts on preferred stocks	3,264	859	4,317	1,682

Net loss attributable to common shareholders	$(4,316)	$(2,152)	$(6,680)	$(4,700)

Basic and diluted net loss per share	$(1.11)	$(558.75)	$(3.40)	$(1,272.04)

Weighted-average shares used in computing basic and diluted net loss per share	3,905,373	3,851	1,964,744	3,695

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Mandatorily redeemable convertible preferred stock

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at January 1, 2001	2	$10,984	3	$23,104	3,121	$19,521	$53,609
Issuance of common stock, net of issue cost	—	—	—	—	—	—	—
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	507	3,034	3,034
Issuance of Series C preferred stock for services	—	—	—	—	19	155	155
Conversion of preferred stock to common stock	(2)	(11,210)	(3)	(23,596)	(3,647)	(23,275)	(58,081)
Beneficial conversion feature on Preferred stock	—	—	—	—	—	(3,034)	(3,034)
Amortization of discount on preferred Stock	—	—	—	—	—	3,034	3,034
Accretion of mandatorily redeemable Preferred stock	—	226	—	492	—	565	1,283
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued upon exercise of stock warrants	—	—	—	—	—	—	—
Change in unearned compensation	—	—	—	—	—	—	—
Deferred compensation related to the grant of stock options	—	—	—	—	—	—	—
Deferred compensation related to the modification of the Series C warrants	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at July 1, 2001	0	$0	0	$0	0	$0	$0

Stockholders’ equity (deficit)

			Additional	Deferred
	Common stock		paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at January 1, 2001	1	$2,076	$—	$(1,060)	$(46,973)	$(45,957)
Issuance of common stock, net of issue costs	2,000	13,658	—	—	—	13,658
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	—	—
Issuance of Series C preferred stock for services	—	—	—	—	—	—
Conversion of preferred stock to common stock	3,816	58,081	—	—	—	58,081
Beneficial conversion feature on Preferred stock	—	—	3,034	—	—	3,034
Amortization of discount on preferred Stock	—	—	(3,034)	—	—	(3,034)
Accretion of mandatorily redeemable preferred stock	—	—	—	—	(1,283)	(1,283)
Common stock issued upon exercise of stock options	4	6	—	—	—	6
Common stock issued upon exercise of stock warrants	4	—	—	—	—	—
Change in unearned compensation	—	—	—	—	20	20
Deferred compensation related to the grant of stock options	—	—	—	(173)	173	—
Amortization of deferred compensation	—	—	—	136	—	136
Net loss	—	—	—	—	(2,363)	(2,363)

Balance at July 1, 2001	5,825	$73,821	$0	$(1,097)	$(50,426)	$22,298

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six weeks ended

	July 1,	June 25,
	2001	2000

	(unaudited)
Cash flows from operating activities
Net loss	$(2,363)	$(3,018)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	136	—
Depreciation and amortization	1,250	1,328
Provision for asset impairment and store closure	—	8
Non-cash expense related to issuance of stock-based options	20	—
Changes in
Accounts receivable	(117)	(688)
Inventory	(27)	(2)
Prepaid expenses and other current assets	(79)	(27)
Accounts payable	(2,277)	(439)
Accrued compensation	19	(578)
Accrued and other liabilities	(200)	109
Deposits and other assets	14	(18)

Net cash used in operating activities	(3,624)	(3,325)

Cash flows from investing activities Purchases of property and equipment	(917)	(229)

Net cash used in investing activities	(917)	(229)

Cash flows from financing activities
Proceeds from sale of preferred stock, net of issuance costs	3,034	2,250
Proceeds from initial public offering, net of issuance costs	13,659	—
Repayments of line-of-credit borrowings	(2,000)	—
Proceeds from stock options exercised	6	—
Expiration of restricted certificate of deposit	94	34
Change in bank overdraft	—	(579)
Repayment of debt	(120)	(166)

Net cash provided by financing activities	14,673	1,539

Net (decrease) increase in cash and cash equivalents	10,132	(2,015)
Cash and cash equivalents
Beginning of year	555	2,153

End of year	$10,687	$138

Supplemental disclosure of cash flow information
Cash paid for interest	$62	$113

Supplemental disclosure of non-cash investing and financing activities Accretion and discount amortization of mandatorily redeemable preferred stock	$4,317	$1,682

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

Fiscal quarters

Through fiscal year 2000 we measured our operational results based on 13 four- week periods. In fiscal year 2001 we converted to four 13-week periods with a 52-or 53-week fiscal year. Reclassifications were made to 2000 quarterly results to express such results in four 13-week periods comparable to the quarter ended July 1, 2001.

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

2. Net loss per share

The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented. The warrants are subject to the anti- dilution provisions discussed in Note 3.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		26-week period ended

	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Net loss attributable to common stockholders	$(4,316)	$(2,152)	$(6,680)	$(4,700)
Weighted–average shares used in computing basic and diluted net loss per share	3,905,373	3,851	1,964,744	3,695
Basic and diluted net loss per share	$(1.11)	$(558.75)	$(3.40)	$(1,272.04)
Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	874,844	425,354	874,844	425,354
Redeemable convertible preferred stock	0	3,125,741	0	3,125,741
Warrants to purchase redeemable convertible preferred stock	0	907,240	0	907,240
Warrants to purchase common stock	930,404	0	930,404	0

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

The warrants outstanding to purchase Series C preferred stock of 907,240 (947,817 as adjusted for anti-dilution) were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non cash compensation charge of approximately $0.64 million at the time of the initial public offering. This charge to expense was reversed as of July 1, 2001 when the market price of the Company’s common stock dropped to a level below the exercise price.

4. Commitments and contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5. Segment information

The Company operates in two reportable segments: retail and wholesale and other. Retail store operations consist of sales generated through the Company’s cafes and kiosks, box lunches and catering. Wholesale and other consists of sales through wholesale and grocery accounts, which are aggregated as they have similar economic characteristics. Management evaluates segment performance primarily based on sales and segment gross margins, which excludes costs of occupancy, labor, depreciation and amortization.

The following table presents certain financial information for each segment (amounts in thousands).

		Wholesale
	Retail	and Other	Total

13-week period ended July 1, 2001
Net sales	$7,427	$966	$8,393
Costs of products and packaging	(2,733)	(473)	(3,206)

Subtotal	$4,694	$493	5,187

Other operating expenses not allocated by segment			(6,351)

Loss from operations			$(1,164)

13-week period ended June 25, 2000
Net sales	$7,450	$1,222	$8,672
Costs of products and packaging	(2,911)	(633)	(3,544)

Subtotal	$4,539	$589	5,128

Other operating expenses not allocated by segment			(6,388)

Loss from operations			$(1,260)

		Wholesale
	Retail	and Other	Total

26-week period ended July 1, 2001
Net sales	$14,583	$2,073	$16,656
Costs of products and packaging	(5,364)	(1,006)	(6,370)

Subtotal	$9,219	$1,067	10,286

Other operating expenses not allocated by segment			(12,738)

Loss from operations			$(2,452)

26-week period ended June 25, 2000 Net sales	$14,015	$2,164	$16,179
Costs of products and packaging	(5,472)	(1,140)	(6,612)

Subtotal	$8,543	$1,024	9,567

Other operating expenses not allocated by segment			(12,512)

Loss from operations			$(2,945)

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

Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates (Note 3). The effects of these transactions resulted in a decrease of redeemable preferred stock to $0 and the issuance of approximately 3,816,000 shares of common stock. The shareholders’ equity at July 1, 2001 would therefore be $22.3 million.

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

In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification resulted in a non cash compensation charge of approximately $0.64 million at the time of the initial public offering. This charge to expense was reversed as of July 1, 2001 when the market price of the Company’s common stock dropped to a level below the exercise price.

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

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED JULY 1, 2001 COMPARED WITH 13-WEEK PERIOD ENDED JUNE 25, 2000

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

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense decreased by $0.16 million, or 10.1%, from $1.55 million to $1.39 million, primarily due to increased efficiencies at the corporate level offset by wage and salary increases. As a percentage of sales, general and administrative expense decreased from 17.9% to 16.6%.

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

Net Loss

     Net loss decreased by $0.24 million, or 18.6%, from $1.29 million to $1.05 million. This decrease was primarily due to the implementation of cost saving strategies and improved efficiency. As a percentage of sales, net loss decreased from 14.9% to 12.5%. Net loss attributable to common shareholders, after the amortization of beneficial conversion feature of $2.95 million in the 13-week period ending July 1, 2001, increased by $2.16 million, or 100.6% from $2.15 million to $4.32 million, and as a percentage of sales, net loss attributable to common shareholders increased from 24.8% to 51.4%.

RESULTS OF OPERATIONS — 26-WEEK PERIOD ENDED JULY 1, 2001 COMPARED WITH 26-WEEK PERIOD ENDED JUNE 25, 2000

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

     Labor expense consists of wages, salaries and certain equity-based compensation amounts paid to employees. Labor expense increased by $0.30 million, or 5.7%, from $5.29 million to $5.59 million. As a percentage of sales, labor expense increased from 32.6% to 33.5%. This increase was primarily due to increased wage rates, to the opening of four additional cafes since the first period of fiscal 2001 and to the amortization of deferred compensation of $92,000 in the twenty-six week period ended July 1, 2001. There was no amortization of deferred compensation in the comparable period in fiscal year 2000. This increase was also due to decreased sales.

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

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense decreased by $0.94 million, or 3.0%, from $3.14 million to $3.05 million. As a percentage of sales, general and administrative expense decreased from 19.4% to 18.3%. This decrease was primarily due to increased efficiencies at the corporate level offset by wage and salary increases.

     Provision for asset impairment and store closure relates to the writedown of leasehold improvements at some cafe locations. Provision for asset impairment and store closure decreased by $8,000, or 100%, from $8,000 to zero. Based on the facts surrounding an asset’s impairment, we recorded either a loss in the amount of the remaining book value or of the excess of the remaining net book value over discounted projected cash flows.

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

Net Loss

     Net loss decreased by $0.66 million, or 21.7%, from $3.02 million to $2.36 million. This decrease was primarily due to the establishment of a national purchase program, vendor consolidation and improved operational efficiencies. As a percentage of sales, net loss decreased from 18.7% to 14.2%. Net loss attributable to common shareholders, after the amortization of the beneficial conversion feature of $3.03 million, increased by $1.98 million, or 42.1% from $4.70 million to $6.68 million. As a percentage of sales, net loss attributable to common shareholders increased from 29.1% to 40.1%.

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

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended July 1, 2001 and June 25, 2000 was ($.52) million and ($0.60) million, respectively, and ($1.20) million and ($1.62) million for the 26-week periods ended July 1, 2001 and June 25, 2000, respectively.

     At July 1, 2001, we had cash and cash equivalents of $10.69 million, working capital of $10.39 million and shareholders’ equity of $22.3 million. Historically, our annual financial statements have contained an explanatory paragraph relating to our ability to continue as a going concern. During the 26- week period ended July 1, 2001, we sold additional shares of Series C preferred stock for an aggregate price of $3.0 million. In May we received net proceeds of $13.7 million from our initial public offering. As a result, we believe that our current resources, together with the net proceeds from our initial public offering, provide us with sufficient resources to operate our business and meet our obligations as they come due.

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

     On May 7, 2001, the modification of the Series C warrants to extend their expiration dates resulted in a deferred stock compensation charge of approximately $0.64 million in the second quarter of 2001. This deferred stock compensation was fully expensed upon completion of the initial public offering. This charge to expense was reversed as of July 1, 2001 when the market price of the Company’s common stock dropped to a level below the exercise price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On July 2, 2001, John Carlton, one of the Company’s directors, resigned from the Board of Directors due to personal commitments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1+	Amended and Restated Articles of Incorporation.
3.2+	Bylaws.
4.1+	Specimen Stock Certificate.
*10.1+	1996 Amended Stock Option Plan.
*10.2+	Form of Option Agreement (Fresh Options prior to February 2001)
*10.3+	Form of Option Agreement (other options prior to February 2001)
*10.4+	2001 Employee Stock Purchase Plan.
10.5+	Form of Warrant.
*10.6+	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7+	Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.
10.8+	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.9+	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.10+	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.
10.11+	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.12+	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.
10.13+	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14+	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15+	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.16+	Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank National Association in the principal amount of $2,000,000 dated December 30, 1999.
10.17+	Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank National Association dated December 30, 1999.
10.18+	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
*10.19+	Form of Option Agreement (all options since February 2001)
10.20+	Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association dated March 26, 2001.
99.1‡	Risk Factors

*	Indicates management contract

+	Incorporated by reference to the Company’s registration statement on Form S-1 (No. 333-54922)

‡	Incorporated by reference to the Company’s Form 10-Q, for the Quarterly Period ended September 30, 2001.

(b)  Reports on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC

Date: May 14, 2001	By:	/s/ Victor D. Alhadeff

	Name: Title:	Victor D. Alhadeff Chief Executive Officer and Chairman of the Board of Directors