Form 10-Q/A
period 2001-09-30
BRIAZZ INC
filed 2002-05-14
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of common stock, no par value, of the Registrant at September 30, 2001 was 5,824,993.

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

BRIAZZ, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 30,	September 24,	September 30,	September 24,
	2001	2000	2001	2000

Sales:
Retail	$7,049	$7,301	$21,632	$21,316
Wholesale and other	895	1,473	2,968	3,636

Total Sales	7,944	8,774	24,600	24,952
Cost of food and packaging	3,099	3,503	9,469	10,115
Occupancy expenses	991	948	2,858	2,853
Labor expenses (including amortization of deferred stock compensation expense for the 13 and 39 weeks expense, respectively, of $45 and $136 for 2001 and $7 and $11 for 2000)	2,843	2,821	8,433	8,108
Depreciation and amortization	643	669	1,894	1,997
Other operating expenses	508	553	1,492	1,398
General and administrative expenses (including amortization of deferred stock compensation expense for the 13 and 39 weeks, respectively, of $23 and $68 for 2001 and $4 and $6 for 2000)	1,808	1,510	4,854	4,640
Provision for asset impairment and store closure	—	8	—	25

Total operating expenses	9,892	10,012	29,000	29,136

Loss from operations	(1,948)	(1,238)	(4.400)	(4,184)
Other (expense) income
Interest and other expense	(1)	(60)	(63)	(173)
Interest and other income	87	12	238	52

	86	(48)	175	(121)

Net loss	(1,862)	(1,286)	(4,225)	(4,305)
Accretion of dividends/amortization of discounts on preferred stocks	—	828	4,317	2,510

Net loss attributable to common shareholders	$(1,862)	$(2,114)	$(8,542)	$(6,815)

Basic and diluted net loss per share	$(0.32)	$(525.88)	$(2.62)	$(1,791.44)

Weighted-average shares used in computing basic and diluted net loss per share	5,824,988	4,021	3,256,222	3,804

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Mandatorily redeemable convertible preferred stock

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at January 1, 2001	2	$10,984	3	$23,104	3,121	$19,521	$53,609
Issuance of common stock, net of issue cost	—	—	—	—	—	—	—
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	507	3,034	3,034
Issuance of Series C preferred stock for services	—	—	—	—	19	155	155
Conversion of preferred stock to common stock	(2)	(11,210)	(3)	(23,596)	(3,647)	(23,275)	(58,081)
Beneficial conversion feature on Preferred stock	—	—	—	—	—	(3,034)	(3,034)
Amortization of discount on preferred Stock	—	—	—	—	—	3,034	3,034
Accretion of mandatorily redeemable Preferred stock	—	226	—	492	—	565	1,283
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued upon exercise of stock warrants	—	—	—	—	—	—	—
Change in unearned compensation	—	—	—	—	—	—	—
Deferred compensation related to the grant of stock options	—	—	—	—	—	—	—
Deferred compensation related to the modification of the Series C warrants	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at September 30, 2001	0	$0	0	$0	0	$0	$0

Stockholders’ equity (deficit)

			Additional
	Common stock			Deferred
			paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at January 1, 2001	1	$2,076	$—	$(1,060)	$(46,973)	$(45,957)
Issuance of common stock, net of issue costs	2,000	13,592	—	—	—	13,592
Issuance of Series C preferred stock, net of issue costs	—	—	—	—	—	—
Issuance of Series C preferred stock for services	—	—	—	—	—	—
Conversion of preferred stock to common stock	3,816	58,081	—	—	—	58,081
Beneficial conversion feature on Preferred stock	—	—	3,034	—	—	3,034
Amortization of discount on preferred Stock	—	—	(3,034)	—	—	(3,034)
Accretion of mandatorily redeemable preferred stock	—	—	—	—	(1,283)	(1,283)
Common stock issued upon exercise of stock options	4	6	—	—	—	6
Common stock issued upon exercise of stock warrants	4	—	—	—	—	—
Change in unearned compensation	—	—	—	—	29	29
Deferred compensation related to the grant of stock options	—	—	—	(173)	173	—
Amortization of deferred compensation	—	—	—	204	—	204
Net loss	—	—	—	—	(4,225)	(4,225)

Balance at September 30, 2001	5,825	$73,755	$0	$(1,029)	$(52,279)	$20,447

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended

	September 30,	September 24,
	2001	2000

Cash flows from operating activities
Net loss	$(4,225)	$(4,305)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	204	17
Depreciation and amortization	1,894	1,997
Provision for asset impairment and store closure	—	25
(Gain) or Loss on sale of Assets	—	(8)
Non-cash expense related to issuance of stock-based options	29	—
Other	—	(17)
Changes in
Accounts receivable	(42)	(648)
Inventory	16	69
Prepaid expenses and other current assets	(133)	(165)
Accounts payable	(2,061)	843
Accrued compensation	145	(526)
Accrued and other liabilities	(261)	89
Deposits and other assets	1	(6)

Net cash used in operating activities	(4,433)	(2,635)

Cash flows from investing activities
Purchases of property and equipment	(1,903)	(467)

Net cash used in investing activities	(1,903)	(467)

Cash flows from financing activities
Proceeds from sale of preferred stock, net of issuance costs	3,034	2,250
Proceeds from initial public offering, net of issuance costs	13,592	—
Repayments of line-of-credit borrowings	(2,000)	—
Proceeds from stock options exercised	6	1
Expiration of restricted certificate of deposit	69	19
Change in bank overdraft	645	(579)
Repayment of debt	(143)	(225)

Net cash provided by financing activities	15,203	1,466

Net (decrease) increase in cash and cash equivalents	8,867	(1,636)
Cash and cash equivalents
Beginning of year	555	2,153

End of year	$9,422	$517

Supplemental disclosure of cash flow information
Cash paid for interest	$63	$312

Supplemental disclosure of non-cash investing and financing activities
Accretion and discount amortization of mandatory redeemable preferred stock	$4,317	$2,510

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

     In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

2. Net loss per share

     The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti dilutive for all periods presented. Prior to the conversion of all outstanding shares of Series C mandatory redeemable convertible preferred stock immediately prior to the closing of the company’s initial public offering, the warrants were subject to the anti- dilution provisions of the Series C Stock. Those warrants were adjusted in 2001 after the initial public offering to reflect the anti-dilution adjustments of the Series C Stock prior to the conversion of the Series C Stock. (See Note 3) Upon completion of the initial pubic offering the warrants were converted pursuant to their terms into warrants to purchase common stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		39-week period ended

	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000

Net loss attributable to common stockholders	$(1,862)	$(2,114)	$(8,542)	$(6,815)
Weighted-average shares used in computing basic and diluted net loss per share	5,824,988	4,021	3,256,222	3,804
Basic and diluted net loss per share	$(0.32)	$(525.88)	$(2.62)	$(1,791.44)
Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	954,643	413,167	954,643	413,167
Redeemable convertible preferred stock	0	3,125,741	0	3,125,741
Warrants to purchase redeemable convertible preferred stock	0	907,240	0	907,240
Warrants to purchase common stock	930,404	0	930,404	0

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

The following table presents certain financial information for each segment (amounts in thousands).

		Wholesale
	Retail	and Other	Total

13-week period ended September 30, 2001
Net sales	$7,049	$895	$7,944
Costs of products and packaging	(2,635)	(464)	(3,099)

Subtotal	$4,414	$431	4,845

Other operating expenses not allocated by segment			(6,793)

Loss from operations			$(1,948)

13-week period ended September 24, 2000
Net sales	$7,301	$1,473	$8,774
Costs of products and packaging	(2,818)	(685)	(3,503)

Subtotal	$4,483	$788	5,271

Other operating expenses not allocated by segment			(6,509)

Loss from operations			$(1,238)

		Wholesale
	Retail	and Other	Total

39-week period ended September 30, 2001
Net sales	$21,632	$2,968	$24,600
Costs of products and packaging	(7,999)	(1,470)	(9,469)

Subtotal	$13,633	$1,498	15,131

Other operating expenses not allocated by segment			(19,531)

Loss from operations			$(4,400)

39-week period ended September 24, 2000
Net sales	$21,316	$3,636	$24,952
Costs of products and packaging	(8,290)	(1,825)	(10,115)

Subtotal	$13,026	$1,811	14,837

Other operating expenses not allocated by segment			(19,021)

Loss from operations			$(4,184)

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

     Retail sales decreased by $0.25 million, or 3.4%, from $7.30 million to $7.05 million. Of this decrease, $0.19 million related to discontinued sales from to the closure of the University Village store in Seattle in late August 2000. Retail sales in Los Angeles and Chicago increased $0.28 million, or 11.4% from $2.48 million to $2.76 million due to store openings. Retail sales in Seattle and San Francisco decreased by $0.54 million, or 11.2%, from $4.82 million to $4.28 million. This decrease was primarily due to lower office occupancy rates in these areas and the closure of the University Village store offset by the addition of two stores in these areas. The increases were due in part to our new food introduction program, where we update our product offerings approximately every six to eight weeks. Same-store sales decreased by $0.63 million, or 10.5%, from $5.99 million to $5.36 million. Same-store sales consist only of sales from cafes, and do not include sales from box lunches or catered meals. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales.

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

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses decreased by $0.14 million, or .5%, from $29.14 million to $29.00 million. As a percentage of sales, our operating expenses increased from 116.8% to 117.9%. This increase was primarily due to increased occupancy, labor and general and administrative expenses offset by improved operational efficiency and implementation of cost saving strategies.

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

     General and administrative expense relates to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate offices lease and related office expenses. General and administrative expense increased by $0.21 million, or 4.6%, from $4.65 million to $4.84 million. As a percentage of sales, general and administrative expense increased from 18.6% to 19.7%. This increase was primarily due to deferred compensation charges of $0.07 million in 2001, compared to $6,000 in 2000, and salary increases, offset by increased efficiencies at the corporate level.

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

Net Loss

     Net loss decreased by $0.08 million, or 1.9%, from $4.31 million to $4.23 million. This decrease was primarily due to the implementation of cost saving strategies and improved efficiency. As a percentage of sales, net loss decreased from 17.3% to 17.2%. Net loss attributable to common shareholders, after the amortization of the beneficial conversion feature of $4.32 million, increased by $1.73 million, or 25.3% from $6.82 million to $8.54 million. As a percentage of sales, net loss attributable to common shareholders increased from 27.3% to 34.7%.

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

     EBITDA represents earnings (loss) before interest expense, income taxes, and depreciation and amortization. EBITDA for the 13-week periods ended September 30, 2001 and September 24, 2000 was ($1.31) million and ($0.57) million, respectively, and ($2.5) million and ($2.19) million for the 39-week periods ended September 30, 2001 and September 24, 2000, respectively.

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

     We have opened four cafes in the 39-week period ending September 30, 2001, one in the fourth quarter of 2000, and one in the fourth quarter of 2001. In addition we plan to open six additional cafes by the end of the first quarter of 2002. Due to the decreased sales resulting from lower office occupancy rates in our current markets, we plan to defer additional café openings, with the exception of the Starbucks Café, until the first quarter of 2002. These additional cafes to be opened by the end of the first quarter of 2002 will require approximately $1.8 million in leasehold improvements and equipment.

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