Form 10-Q
period 2002-03-31
BRIAZZ INC
filed 2002-05-15
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________TO _______________________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No

The number of outstanding shares of common stock, no par value, of the Registrant at March 31, 2002 was 5,847,310.

BRIAZZ, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.

BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 30,
	2002	2001

	(unaudited)
Assets

Current assets

Cash and cash equivalents	$3,591	$6,193

Accounts receivable, net of allowance of $44 (2002) and $104 (2001)	656	472

Inventory	520	507

Prepaid expenses and other current assets	746	447

Current portion of restricted certificates of deposit	102	149

Total current assets	5,615	7,768

Property and equipment, net	13,190	13,555

Restricted certificates of deposit, net of current portion	421	453

Deposits and other assets	181	177

Total assets	$19,407	$21,953

Liabilities and Stockholders’ Equity

Current liabilities

Bank overdraft	$527	$754

Current portion of long-term debt	97	138

Accounts payable	1,381	1,322

Accrued compensation	755	996

Accrued and other liabilities	475	492

Total current liabilities	3,235	3,702

Long-term debt, net of current portion	335	334

Commitments and contingencies

Stockholders’ equity

Common stock, no par value; 100,000,000 shares authorized; 5,847,310 (2002) and 5,824,993 (2001) shares issued and outstanding	73,765	73,746

Additional paid-in capital	29	209

Deferred stock compensation	(894)	(980)

Accumulated deficit	(57,243)	(55,058)

Total stockholder’ equity	15,837	17,917

Total liabilities and stockholders’ equity	$19,407	$21,953

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen weeks ended

	March 31,	April 1,
	2002	2001

	(unaudited)
Sales

Retail	$5,376	$5,854

Branded Sales	2,062	2,409

Total Sales	7,438	8,263

Operating Expenses

Cost of food and packaging	2,813	3,165

Occupancy expenses	996	932

Labor expenses (including amortization of deferred stock compensation of $0 for 2002 and $46 for 2001)	2,726	2,763

Depreciation and amortization	788	606

Other operating expenses	453	435

General and administrative expenses (including amortization of deferred stock compensation of $87 for 2002 and $22 for 2001)	1,851	1,651

Loss on sale of assets	2	—

Provision for asset impairment and store closure	16	—

Total operating expenses	9,645	9,552

Loss from operations	(2,207)	(1,289)

Other (expense) income

Interest and other expense	(10)	(48)

Interest and other income	32	26

	22	(22)

Net loss	(2,185)	(1,311)

Accretion of dividends/amortization of discount on preferred stock	—	(1,054)

Net loss attributable to common stockholders	$(2,185)	$(2,365)

Basic and diluted net loss per share	$(0.37)	$(926.63)

Weighted-average shares used in computing basic and diluted net loss per share	5,831,370	2,552

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Stockholders' equity

	Common Stock		Additional	Deferred
			paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at December 30, 2001	5,825	73,746	209	(981)	(55,058)	17,916

Amortization of deferred compensation	—	—	—	87	—	87

Employee stock purchase plan	22	19	—	—	—	19

Net loss	—	—	—	—	(2,185)	(2,185)

Balance at March 31, 2002	5,847	$73,765	$209	$(894)	$(57,243)	$15,837

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen weeks ended

	March 31,	April 1,
	2002	2001

	(unaudited)
Cash flows from operating activities

Net loss	$(2,185)	$(1,311)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization of deferred stock compensation	87	68

Depreciation and amortization	788	606

Loss on sale of assets	2	—

Provision for asset impairment and store closure	16	—

Non-cash expense related to issuance of common stock and options	—	10

Changes in operating assets and liabilities:

Accounts receivable	(184)	(104)

Inventory	(13)	(8)

Prepaid expenses and other current assets	(299)	210

Deposits and other assets	(4)	(378)

Accounts payable	252	(1,770)

Accrued compensation	(241)	(77)

Accrued and other liabilities	(17)	(77)

Net cash used in operating activities	(1,798)	(2,831)

Cash flows from investing activities

Purchases of property and equipment	(643)	(104)

Proceeds from asset disposal	8	—

Net cash used in investing activities	(635)	(104)

Cash flows from financing activities

Change in bank overdraft	(227)	—

Proceeds from (repayment of) line-of-credit borrowings	—	(10)

Repayment of long-term debt	(40)	(37)

(Increase) decrease in restricted certificate of deposit	79	1

Proceeds from sale of preferred stock, net of issuance costs	—	3,034

Proceeds from exercise of stock options	—	5

Employee stock purchase plan	19	—

Net cash (used in) provided by financing activities	(169)	2,993

Net (decrease) increase in cash and cash equivalents	(2,602)	58

Cash and cash equivalents

Beginning of period	6,193	555

End of period	$3,591	$613

Supplemental disclosure of cash flow information

Cash paid for interest	$10	$49

Supplemental disclosure of non-cash investing and financing activities

Accretion of dividends/amortizaton of discount on preferred stock	$—	$1,054

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of operations and significant accounting policies

Operations

         BRIAZZ, Inc. (“Briazz” or the “Company”) manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle, and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify current markets and build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes Briazz cafes, as well as box lunch delivery. The Company also distributes its products through select strategic alliances. Each market operates a central kitchen, which prepares meals daily.

Interim financial information

         The financial information at March 31, 2002, and for the 13-week periods ended March 31, 2002 and April 1, 2001 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operation for the 13-week periods ended March 31, 2002 and April 1, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

Recent accounting pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 is not expected to have a material impact on the Company’s results of operations or financial position.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS No. 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s results of operations or financial position.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS No. 143.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s results of operations or financial position.

Impairment of long-lived assets

         The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows at the lowest level for which there are identifiable cash flows, which is at the store level, to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

2.	Net loss per share

         The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended

	March 31, 2002	April 1, 2001

Net loss attributable to common stockholders	$(2,185)	$(2,365)

Weighted–average shares used in computing basic and diluted net loss per share	5,831,370	2,552

Basic and diluted net loss per share	$(0.37)	$(926.63)

Antidilutive securities not included in diluted net loss per share calculation

Options to purchase common stock	920,176	537,818

Redeemable convertible preferred stock	—	3,633,486

Warrants to purchase redeemable convertible preferred stock	—	907,240

Warrants to purchase common stock	930,404

3.	Mandatorily redeemable convertible preferred stock and stockholders’ equity

         At various times throughout fiscal year 2001 and 2000, the Company triggered the anti-dilution provisions of the Series A, B and C mandatorily redeemable convertible preferred stock. As a result, in January 2001 the rates at which preferred stock converted to common stock became 1.0634, 1.0635 and 1.0447 for Series A, B, and C, respectively.

         In connection with a $3 million private placement offering of shares of Series C preferred stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the Series C preferred stock, the Company determined that the fair value of its common stock exceeded the conversion price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with EITF 00- 27 “Application of Issue 98-5 to Certain Convertible Instruments” at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature was calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security was convertible (intrinsic value). The Company recorded a beneficial conversion feature of approximately $3 million. The beneficial conversion feature is analogous to a dividend and was being recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of May 1, 2001, the beneficial conversion feature of $3.0 million was fully amortized upon the conversion of the Series C preferred stock to common stock. This beneficial conversion feature was recognized as a dividend, increasing net loss attributable to common stockholders.

         The warrants outstanding to purchase 907,240 (947,817 as adjusted for anti-dilution) shares of Series C preferred stock were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification initially resulted in a non-cash charge to expense of approximately $635,000 at the time of the initial public offering, related to approximately 100,000 warrants held by an officer of the Company. This charge to expense was reversed as of July 1, 2001 when the market price of the Company’s common stock dropped to a level below the exercise price.

4.	Commitments and contingencies

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5.	Segment information

         The Company has changed its segment disclosures from previous period disclosures, to more closely match how it currently manages its business. In previous periods, the Company disclosed two reportable segments: Retail and Wholesale and Other. Beginning in the fourth quarter of fiscal 2001, the Company has managed its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company’s cafes. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of all costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss). Prior periods have been restated to reflect the new classifications.

         In the table below, EBITDA represents earnings before interest income and expense, income taxes and depreciation and amortization.

The following table presents certain financial information for each segment (amounts in thousands).

Briazz, Inc.
Segment Report (in thousands)

	13-Weeks Ended

	March 31,	April 1,
	2002	2001

Retail

Net Sales	$5,376	$5,854

Cost of food and packaging	(1,953)	(2,058)

	3,423	3,796

Cost of operations	(3,129)	(2,903)

Income from operations	$294	$893

EBITDA	$747	$1,276

Branded Sales

Box Lunch, Catering and Vending

Net Sales	$1,337	$1,303

Cost of food and packaging	(405)	(486)

	932	817

Wholesale and Grocery

Net Sales	725	1,106

Cost of food and packaging	(395)	(534)

	330	572

Total Branded Sales

Net Sales	2,062	2,409

Cost of food and packaging	(800)	(1,020)

	1,262	1,389

Cost of operations	(1,054)	(1,085)

Income from operations	$208	$304

EBITDA	$269	$350

Kitchens

Unallocated cost of food and packaging	$(60)	$(87)

Unallocated cost of operations	(857)	(877)

Loss from operations	$(917)	$(964)

EBITDA	$(761)	$(821)

General and Administrative

Cost of operations	$(1,792)	$(1,521)

EBITDA	$(1,674)	$(1,487)

Total

Net Sales	$7,438	$8,263

Cost of food and packaging	(2,813)	(3,165)

	4,625	5,098

Cost of operations	(6,832)	(6,386)

Loss from operations	$(2,207)	$(1,288)

EBITDA	$(1,419)	$(682)

6.	Initial Public Offering and stockholders’ equity

         The Company’s registration statement with respect to its initial public offering was declared effective by the Securities and Exchange Commission on May 1, 2001. The offering closed on May 7, 2001. 2,000,000 shares of common stock were offered in this initial public offering at a price to the public of $8.00 per share. Net proceeds after deduction of expenses from the initial public offering totaled approximately $13.6 million.

         Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates (Note 3). The conversion resulted in the issuance of approximately 3,816,000 shares of common stock.

7.	Equity-based compensation

Stock options

         In February 2002, the board of directors approved a grant of option of approximately 29,000 shares of common stock to employees with exercise prices of $1.66 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

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

         We currently operate 45 cafes in the Seattle, San Francisco, Chicago and Los Angeles metropolitan areas. The two café increase is due to the opening of one cafe in the first quarter, two more cafés as of May 15, 2002 and the closure of one location in the first quarter of 2002. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

         During the fourth quarter 2001, we made a reduction in our workforce at our general and administrative office. The cost of this reduction has approximated the salary expense in the fourth quarter of 2001 that would have been incurred without the reduction. The expected annual cash savings going forward in 2002 will approximate $0.63 million.

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED MARCH 31, 2002 COMPARED WITH 13-WEEK
PERIOD ENDED APRIL 1, 2001

Sales

         Total sales decreased by $0.82 million, or 10.0%, from $8.26 million to $7.44 million.

         Retail sales decreased by $0.48 million, or 8.2%, from $5.85 million to $5.38 million. This decrease was primarily due to lower office occupancy rates in these areas and the closure of the Westin store in Seattle. Same-store sales decreased by $0.84 million, or 14.6%, from $5.75 million to $4.91 million. Same-store sales consist only of sales from cafes, and do not include sales from Branded Sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

         Branded sales decreased by $0.35 million, or 14.4%, from $2.41 million to $2.06 million. This decrease was primarily due to a decrease in Tully’s sales and the discontinuation of sales to Safeway and Kozmo.com. Safeway was discontinued due to unprofitable sales while Kozmo.com was eliminated due to discontinuance of that company. In addition, as our brand awareness has matured in each geographic region, we have been able to grow our box lunch and catering sales.

Operating expenses

         Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $0.09 million, or 1.0%, from $9.55 million to $9.65 million. As a percentage of sales, our operating expenses increased from 115.6% to 129.7%. The increase in operating expense and percentage of sale was primarily due to the costs related to being a public company, occupancy expenses for new retail locations and decreased sales.

         Cost of food and packaging decreased by $0.35 million, or 11.1%, from $3.17 million to $2.81 million due to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 38.3% to 37.8%.

         Cost of food and packaging for retail sales decreased by $0.11 million, or 5.1%, from $2.06 million to $1.95 million. Cost of food and packaging for branded sales decreased by $0.22 million, or 21.6%, from $1.02 million to $0.80 million. The decrease for both retail sales and branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens decreased by $0.03 million, or 32.2%, from $0.08 million to $0.06 million. This decrease was due to implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

         Occupancy expenses consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.06 million, or 6.9%, from $0.93 million to $1.0 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and one café opening in the first quarter of 2002, offset by the closure of one café during February 2002. As a percentage of sales, occupancy expense increased from 11.3% to 13.4%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

         Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $0.04 million, or 1.3%, from $2.76 million to $2.73 million. This decrease was due to the decrease in sales volumes. As a percentage of sales, labor expenses increased from 33.4% to 36.6%. This increase was primarily due to decreased sales.

         Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $0.18 million, or 30.0%, from $0.61 million to $0.79 million. As a percentage of sales, depreciation and amortization increased from 7.3% to 10.6%. This increase was primarily due to decreased sales.

         Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.02 million, or 4.1%, from $0.44 million to $0.45 million. As a percentage of sales, other operating expenses increased from 5.3% to 6.1%. This increase was primarily due to decreased sales.

         General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.20 million, or 12.1%, from $1.65 million to $1.85 million. Primarily the increase was due to expenses relating to being a public company such as additional legal and accounting expenses. As a percentage of sales, general and administrative expenses increased from 20.0% to 24.9%.

         Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some cafe locations. Provision for asset impairment and store closure increased by $16,000 in the thirteen weeks ended March 31, 2002, due to the closure of the Westin store located in Seattle. No other store closures are planned.

Other (Expense) Income

         Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $.04 million, or 200%, from ($.02) million to $.02 million. This increase was due to the interest income generated from the proceeds associated with the Series C financing that closed February 1, 2001 and the initial public offering that closed on May 7, 2001. As a percentage of sales, other (expense) income increased from (0.3%) to 0.3%.

Net Loss

         Net loss increased by $0.87 million, or 66.7%, from $1.31 million to $2.19 million. This increase was primarily due to decreased sales and increased occupancy, and general and administrative expenses. As a percentage of sales, net loss increased from 15.9% to 29.4%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the 13 weeks ending March 31, 2002 and April 1, 2001 was $1.8 million and $2.83 million, respectively. Net cash used in operating activities resulted primarily from net loss before non-cash charges.

         Net cash used in investing activities for the 13 weeks ending March 31, 2002 and April 1, 2001 was approximately $0.64 million and $0.10 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to cafés opened in 2002 and those cafés still under construction.

         Net cash used by financing activities for the 13 weeks ending March 31, 2002 was approximately $0.17 million. The net cash provided by financing activities for the 13 week ending April 1, 2001 was $3.0 million. Net cash provided by financing activities in fiscal year 2001 resulted primarily from the issuance of capital stock, which was partially offset by financing costs, and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million.

         We have opened five cafes in 2001 and one in the first quarter of 2002. We closed a café during the first quarter of 2002. This closure resulted from decreased sales as the café’s building occupancy shifted from normal office occupancy to a data-center. In 2002, costs associated with this café closure are estimated to be $16,000 and we plan to transfer assets with a net book value of $26,000. Subject to the availability of adequate funding, we plan to open five additional cafes in the second and third quarters of 2002. These five additional cafés to be opened in 2002 will require approximately $1.4 million of additional funds in 2002 for leasehold improvements and equipment.

         We have lease obligations in 2002 of $2.9 million which are mostly due to our operating leases on our facilities. Capital vehicle leases make up $0.1 million of our total 2002 lease obligation. A small portion of our 2002 lease obligation is for office equipment. The increase in rental expense in future years is not material. The lease obligation amount will increase with the addition of each new café.

         Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception, we have raised cash of approximately $62.9 million from sales of preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which have approximated $26.8 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through the 13 weeks ending March 31, 2002, we have reported net losses of approximately $50.3 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks and closing of certain unprofitable operating properties, continued during 2002.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $57.2 million at March 31, 2002. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependant upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

         At March 31, 2002, we had cash and cash equivalents of approximately $3.6 million. We believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect our financial position and results of operations.

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

EQUITY-BASED COMPENSATION

Stock options

         In December 2001, the board of directors approved a grant of option of approximately 4,000 shares of common stock to a consultant for services to be rendered in connection with leasehold improvements and food development. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

         In February 2002, the board of directors approved a grant of option of approximately 29,000 shares of common stock to employees with exercise prices of $1.66 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

Preferred stock

         In April 2001, 18,917 shares of Series C preferred stock, with an approximate fair value of $155,000, were issued to two consultants for services to be rendered in connection with leasehold improvements and food development. This amount will be depreciated as a leasehold improvement over 5 years.

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

(b)  Sales of Unregistered Securities

None

(c)  Use of proceeds

         On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (Commission File No. 333-54922). On May 7, 2001 we closed our initial public offering of 2,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The managing underwriter in the initial public offering was WR Hambrecht+Co, LLC. Net proceeds to BRIAZZ, after deduction of $2.4 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.6 million. Our expenses for the offering consisted of approximately $0.96 million in underwriting discounts and commissions and $1.46 million in other expenses. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of our equity securities. In the period from the closing of the initial public offering through March 31, 2002, we used $2.0 million for the repayment of line-of-credit borrowings and scheduled principal repayments primarily relating to delivery vehicle financing. The remaining initial public offering funds will be used to finance growth and on-going operations. In 2001, we spent $3.8 million on capital purchases. In 2002, of the total $0.64 million spent on capital purchases we spent $0.57 on the build-out of new cafés and $0.06 on our new point of sale system, order entry system and our internet web sit. The last $0.01 million was for general operations. Until the proceeds are used they are invested in short-term commercial paper.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Charles Matteson, Jr. was added as a Director in 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.

3.2(2)	Bylaws.

4.1(2)	Specimen Stock Certificate.

10.1(1)(2)	1996 Amended Stock Option Plan.

10.2(1)(2)	Form of Option Agreement (Fresh Options prior to February 2001)

10.3(1)(2)	Form of Option Agreement (other options prior to February 2001)

10.4(1)(2)	2001 Employee Stock Purchase Plan.

10.5(2)	Form of Warrant.

10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.

10.7(2)	Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.

10.8(2)	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

10.9(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

10.10(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.

10.11(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.

10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.

10.15(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

10.16(2)	Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank National Association in the principal amount of $2,000,000 dated December 30, 1999.

10.17(2)	Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank National Association dated December 30, 1999.

10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.

10.19(1)(2)	Form of Option Agreement (all options since February 2001)

10.20(2)	Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association dated March 26, 2001.

10.21	Form 8-K report filed February 15, 2002

99.1(3)	Risk Factors

(1)	Indicates management contract

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922)

(3)	Incorporated by reference to the Company’s Form 10-Q, for the Quarterly Period ended September 30, 2001.

(b)	Form 8-K

Briazz filed a Form 8-K on February 15, 2002 and is incorporated by reference in this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC.

Date:	May 15, 2002	By: Name: Title:	/s/ Victor D. Alhadeff Victor D. Alhadeff Chief Executive Officer and Chairman of the Board of Directors