Form 10-Q
period 2002-06-30
BRIAZZ INC
filed 2002-08-13
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The number of outstanding shares of common stock, no par value, of the Registrant at July 24, 2002 was 5,847,310.

BRIAZZ, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.

BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 30,
	2002	2001

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,674	$6,193
Accounts receivable, net of allowance of $29 (2002) and $104 (2001)	743	472
Inventory	567	507
Prepaid expenses and other current assets	876	447
Current portion of restricted certificates of deposit	96	149

Total current assets	3,956	7,768
Property and equipment, net	13,507	13,555
Restricted certificates of deposit, net of current portion	391	453
Deposits and other assets	352	177

Total assets	$18,206	$21,953

Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$—	$754
Current portion of long-term debt	821	138
Accounts payable	1,452	1,322
Accrued compensation	1,096	996
Accrued and other liabilities	499	492

Total current liabilities	3,868	3,702

Long-term debt, net of current portion	716	335

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 100,000,000 shares authorized; 5,847,310 (2002) and 5,824,993 (2001) shares issued and outstanding	73,765	73,746
Additional paid-in capital	434	209
Deferred stock compensation	(807)	(981)
Accumulated deficit	(59,770)	(55,058)

Total stockholder’ equity	13,622	17,916

Total liabilities and stockholders’ equity	$18,206	$21,953

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen weeks ended		Twenty-six weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Sales
Retail	$6,014	$5,932	$11,390	$11,785
Branded sales	2,095	2,461	4,157	4,871

Total Sales	8,109	8,393	15,547	16,656

Operating expenses
Cost of food and packaging	3,003	3,206	5,816	6,370
Occupancy expenses	1,034	936	2,030	1,867
Labor expenses (including amortization of deferred stock compensation for the 13 and 26 weeks of $0 and $0 for 2002 and $46 and $92 for 2001)	2,894	2,828	5,620	5,591
Depreciation and amortization	885	644	1,673	1,250
Other operating expenses	803	549	1,256	985
General and administrative expenses (including amortization of deferred stock compensation for the 13 and 26 weeks, respectively, of $87 and $174 for 2002 and $22 and $44 for 2001)	1,894	1,394	3,745	3,045
Loss on sale of assets	—	—	2	—
Provision for asset impairment and store closure	6	—	22	—

Total operating expenses	10,519	9,557	20,164	19,108

Loss from operations	(2,410)	(1,164)	(4,617)	(2,452)

Other (expense) income
Interest and other expense	(127)	(14)	(137)	(62)
Interest and other income	10	126	42	151

	(117)	112	(95)	89

Net loss	(2,527)	(1,052)	(4,712)	(2,363)
Accretion of dividends/amortization of discount on preferred stock	—	3,264		4,317

Net loss attributable to common stockholders	$(2,527)	$(4,316)	$(4,712)	$(6,680)

Basic and diluted net loss per share	$(0.43)	$(1.11)	$(0.81)	$(3.40)

Weighted-average shares used in computing basic and diluted net loss per share	5,847,310	3,905,373	5,839,340	1,964,744

The accompanying notes are an integral part of these financial statements.

Briazz, Inc.
Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Stockholders' equity

	Common Stock		Additional	Deferred
			paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at December 30, 2001	5,825	$73,746	$209	$(981)	$(55,058)	$17,916
Amortization of deferred compensation	—	—	—	174	—	174
Employee stock purchase plan	22	19	—	—	—	19
Issuance of stock warrants	—	—	113	—	—	113
Beneficial conversion feature of convertible debt	—	—	112	—	—	112
Net loss	—	—	—	—	(4,712)	(4,712)

Balance at June 30, 2002	5,847	$73,765	$434	$(807)	$(59,770)	$13,622

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six weeks ended

	June 30,	July 1,
	2002	2001

	(unaudited)
Cash flows from operating activities
Net loss	$(4,712)	$(2,363)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred stock compensation	174	136
Non cash interest expense	115	—
Depreciation and amortization	1,673	1,250
Loss on disposal of assets	2	—
Provision for asset impairment and store closure	22	—
Non-cash expense related to issuance of common stock and options	—	20
Changes in operating assets and liabilities:
Accounts receivable	(271)	(117)
Inventory	(60)	(27)
Prepaid expenses and other current assets	(429)	(79)
Deposits and other assets	(3)	14
Accounts payable	259	(2,277)
Accrued compensation	100	19
Accrued and other liabilities	7	(200)

Net cash used in operating activities	(3,123)	(3,624)

Cash flows from investing activities
Purchases of property and equipment	(1,851)	(917)
Proceeds from asset disposal	8	—

Net cash used in investing activities	(1,843)	(917)
Cash flows from financing activities
Change in book overdraft	(754)	—
Repayment of line-of-credit borrowings	—	(2,000)
Repayment of long-term debt	(75)	(120)
Proceeds from long-term debt and warrants	1,250	—
Debt issue costs	(108)	—
Decrease in restricted certificates of deposit	115	94
Proceeds from sale of preferred stock, net of issuance costs	—	3,034
Proceeds from initial public offering, net of issuance costs	—	13,659
Proceeds from exercise of stock options	—	6
Employee stock purchase plan	19	—

Net cash provided by financing activities	447	14,673

Net (decrease) increase in cash and cash equivalents	(4,519)	10,132
Cash and cash equivalents
Beginning of period	6,193	555

End of period	$1,674	$10,687

Supplemental disclosure of cash flow information
Cash paid for interest	$(22)	$62

Supplemental disclosure of non-cash investing and financing activities
Accretion of dividends / amortization of discount on preferred stock	$—	$4,317

Accrued debt issuance cost	$65	$—

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

Interim financial information

     The financial information at June 30, 2002, and for the 13-week and 26-week periods ended June 30, 2002 and July 1, 2001 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operation for the 13-week and 26-week periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

Recent accounting pronouncements

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002” (“SFAS No. 145”). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently assessing the impact of SFAS No. 145 on our financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the implications of adoption of SFAS No. 146.

2. Net loss per share

     The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding convertible debt, options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		26-week period ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net loss attributable to common stockholders	$(2,527)	$(4,316)	$(4,712)	$(6,680)
Weighted-average shares used in computing basic and diluted net loss per share	5,847,310	3,905,373	5,839,340	1,964,744
Basic and diluted net loss per share	$(0.43)	$(1.11)	$(0.81)	$(3.40)
Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	983,735	874,844	983,735	874,844
Convertible debt	1,041,667	—	1,041,667	—
Warrants to purchase common stock	1,180,404	930,404	1,180,404	930,404

3. Convertible debt, mandatorily redeemable convertible preferred stock and stockholders’ equity

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

     On June 18, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of the Company’s assets. The note is initially convertible into 1,041,667 shares of common stock. Net proceeds to the Company after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion feature. The note was convertible into common stock from the date of issuance at $1.20 per share. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period.

4. Commitments and contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5. Segment information

     The Company changed its segment disclosures in the fourth quarter of fiscal 2001, to more closely match how it currently manages its business. In previous periods, the Company disclosed two reportable segments: Retail, and Wholesale and Other. Beginning in the fourth quarter of fiscal 2001, the Company has managed its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company’s cafes. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales subgroups consist of sales that are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of all costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss). Prior periods have been restated to reflect the new classifications.

     In the table below and elsewhere in this report, EBITDA represents earnings before interest income and expense, income taxes and depreciation and amortization.

The following table presents certain financial information for each segment (amounts in thousands).

Briazz, Inc.
Segment Report (in thousands)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Retail
Net Sales	$6,013	$5,931	$11,390	$11,785
Cost of food and packaging	(2,166)	(2,157)	(4,119)	(4,214)

	3,847	3,774	7,271	7,571
Cost of operations	(3,701)	(3,104)	(6,831)	(6,007)

Income from operations	$146	$670	$440	$1,564

EBITDA	$666	$1,078	$1,413	$2,355

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$1,333	$1,495	$2,670	$2,798
Cost of food and packaging	(394)	(501)	(799)	(987)

	939	994	1,871	1,811

Wholesale and Grocery
Net Sales	762	966	1,487	2,073
Cost of food and packaging	(404)	(472)	(800)	(1,006)

	358	494	687	1,067

Total Branded Sales
Net Sales	2,095	2,461	4,157	4,871
Cost of food and packaging	(798)	(973)	(1,599)	(1,993)

	1,297	1,488	2,558	2,878
Cost of operations	(1,086)	(1,223)	(2,140)	(2,309)

Income from operations	$211	$265	$418	$569

EBITDA	$280	$321	$549	$670

Kitchens
Unallocated cost of food and packaging	$(39)	$(76)	$(98)	$(163)
Unallocated cost of operations	(896)	(847)	(1,753)	(1,724)

Loss from operations	$(935)	$(923)	$(1,851)	$(1,887)

EBITDA	$(766)	$(778)	$(1,527)	$(1,600)

General and Administrative
Cost of operations	$(1,832)	$(1,176)	$(3,624)	$(2,698)

EBITDA	$(1,704)	$(1,141)	$(3,379)	$(2,628)

Total
Net Sales	$8,108	$8,392	$15,547	$16,656
Cost of food and packaging	(3,003)	(3,206)	(5,816)	(6,370)

	5,105	5,186	9,731	10,286
Cost of operations	(7,515)	(6,350)	(14,348)	(12,738)

Loss from operations	$(2,410)	$(1,164)	$(4,617)	$(2,452)

EBITDA	$(1,524)	$(520)	$(2,944)	$(1,203)

7. Equity-based compensation

Stock options
     In February 2002, the board of directors approved a grant of option of approximately 29,000 shares of common stock to employees with exercise prices of $1.66 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

     In June 2002, the board of directors approved a grant of options of approximately 81,000 shares of common stock to employees with exercise prices of $1.26 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward-looking statement and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

     We currently operate 47 cafes in the Seattle, San Francisco, Chicago and Los Angeles metropolitan areas, an increase of four cafes since December 30, 2001. The four cafe increase in 2002 is due to the opening of one cafe in the first quarter and four cafes in the second quarter of 2002 and the closure of one location in the first quarter of 2002. This closure resulted from decreased sales as the cafe’s building occupancy shifted from normal office occupancy to a data-center. We discontinued plans to open one more additional cafe (which would have been the sixth cafe opened during 2002) following the change of the development site to a less desirable location. Due to the discontinuation of this planned opening and due to capital restrictions, we do not currently plan to open any additional cafes during 2002. Our growth strategy is to open new cafes in our existing markets and, when appropriate, enter into new markets by concurrently opening a central kitchen and at least four to six cafes and initiating delivery of box lunch and catering services.

     During the fourth quarter 2001, we made a reduction in our workforce at our general and administrative office. The cost of this reduction approximated the salary expense in the fourth quarter of 2001 that would have been incurred without the reduction. The expected annual cash savings going forward in 2002 will approximate $0.63 million.

     On May 20, 2002, we began testing our new frozen panini products in eight Target stores (four in Seattle, four in Chicago), and we began testing our fresh food products in 18 Albertson’s stores in southern California on July 16, 2002.

     On June 18, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of by our assets. The note is initially convertible into 1,041,667 shares of our common stock. Net proceeds to us after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion features. The note was convertible into common stock from the date of issuance. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period. For a more detailed description of the financing, see “Sales of Unregistered Securities”, and for its impact on our financial position, see “Liquidity and Capital Resources”. For certain risks related to this financing, see the risk factors set forth in Exhibit 99.1 to this report.

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED JUNE 30, 2002 COMPARED WITH 13-WEEK PERIOD ENDED JULY 1, 2001

Sales

     Total sales decreased by $0.28 million, or 3.4%, from $8.39 million to $8.11 million.

     Retail sales increased by $0.08 million, or 1.4%, from $5.93 million to $6.01 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés opening in the first half of 2002, offset by the closure of one café during February 2002. Same-store sales decreased by $0.63 million, or 10.8%, from $5.82 million to $5.19 million. Same-store sales consist only of sales from cafes, and do not include Branded Sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

     Branded sales decreased by $0.36 million, or 14.9%, from $2.46 million to $2.10 million. This decrease was primarily due to a decrease in Tully’s and QFC’s sales.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $0.96 million, or 10.0%, from $9.56 million to $10.52 million. As a percentage of sales, our operating expenses increased from 113.9% to 129.7%. The increase in operating expense as a percentage of sales was primarily due to the costs related to being a public company, occupancy expenses for new retail locations and decreased sales.

     Cost of food and packaging decreased by $0.21 million, or 6.3%, from $3.21 million to $3.00 million due primarily to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 38.2% to 37.0%.

     Cost of food and packaging for retail sales increased by $0.01 million, or 0.4%, from $2.16 million to $2.17 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of one café during February 2002. Cost of food and packaging for branded sales decreased by $0.17 million, or 18.0%, from $0.97 million to $0.80 million. The decrease for branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens decreased by $0.04 million, or 48.7%, from $0.08 million to $0.04 million. This decrease was due to implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.09 million, or 10.4%, from $0.94 million to $1.03 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of one café during February 2002. As a percentage of sales, occupancy expenses increased from 11.2% to 12.7%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expenses consist of wages and salaries paid to employees. Labor expenses increased by $0.07 million, or 2.4%, from $2.83 million to $2.90 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of one café during February 2002. As a percentage of sales, labor expenses increased from 33.7% to 35.7%. This increase was primarily due to decreased sales.

     Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $0.24 million, or 37.5%, from $0.64 million to $0.88 million. As a percentage of sales, depreciation and amortization increased from 7.7% to 10.9%. This increase was primarily due to decreased sales.

     Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.25 million, or 46.0%, from $0.55 million to $0.80 million. As a percentage of sales, other operating expenses increased from 6.5% to 9.9%. This increase was primarily due to decreased sales.

     General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.50 million, or 35.8%, from $1.39 million to $1.89 million. The increase was primarily due to expenses relating to being a public company such as additional legal and accounting expenses. As a percentage of sales, general and administrative expenses increased from 16.6% to 23.4%, primarily due to decreased sales.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some cafe locations. Provision for asset impairment and store closure increased by $6,000 in the thirteen weeks ended June 30, 2002, due to the closure of the Westin store located in Seattle in the first quarter of 2002. No other store closures are planned in fiscal 2002.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $.23 million, or 204.7%, from $.11 million to ($.12) million. This decrease was due to the interest expense associated with the new note payable obtained in the second quarter of 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents.

Net Loss

     Net loss increased by $1.48 million, or 140.1%, from $1.05 million to $2.53 million. This increase was primarily due to decreased sales and increased occupancy, and general and administrative expenses. As a percentage of sales, net loss increased from 12.5% to 31.2%. The Company recognized no tax benefit from its losses in 2002 and 2001.

     EBITDA represents earnings before interest income and expense, income taxes and depreciation and amortization. EBITDA for the 13-week periods ended June 30, 2002 and July 1, 2001 was ($1.52) million and ($0.52) million, respectively.

RESULTS OF OPERATIONS 26-WEEK PERIOD ENDED JUNE 30, 2002 COMPARED WITH 26-WEEK PERIOD ENDED JULY 1, 2001

Sales

     Total sales decreased by $1.11 million, or 6.7%, from $16.66 million to $15.55 million.

     Retail sales decreased by $0.40 million, or 3.4%, from $11.79 million to $11.39 million. This decrease was primarily due to reduced same store sales which more than offset the sales from cafés opened in 2001 and 2002. Same-store sales decreased by $1.47 million, or 12.7%, from $11.57 million to $10.10 million. Same-store sales consist only of sales from cafes, and do not include Branded Sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

     Branded sales decreased by $0.71 million, or 14.7%, from $4.87 million to $4.16 million. This decrease was primarily due to a decrease in Tully’s and QFC’s sales and the discontinuation of sales to Kozmo.com. Sales to Kozmo.com were eliminated due to discontinuance of that company.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $1.05 million, or 5.5%, from $19.11 million to $20.16 million. As a percentage of sales, our operating expenses increased from 114.7% to 129.7%. The increase in operating expense as a percentage of sales was primarily due to the costs related to being a public company, occupancy expenses for new retail locations and decreased sales.

     Cost of food and packaging decreased by $0.55 million, or 8.7%, from $6.37 million to $5.82 million due to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 38.2% to 37.4%.

     Cost of food and packaging for retail sales decreased by $0.09 million, or 2.3%, from $4.21 million to $4.12 million. Cost of food and packaging for branded sales decreased by $0.39 million, or 19.8%, from $1.99 million to $1.60 million. The decrease for both retail sales and branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens decreased by $0.06 million, or 39.4%, from $0.16 million to $0.10 million. This decrease was due to implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

     Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.16 million, or 8.7%, from $1.87 million to $2.03 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of one café during February 2002. As a percentage of sales, occupancy expense increased from 11.2% to 13.1%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expenses consist of wages and salaries paid to employees. Labor expenses increased by $0.03 million, or 0.5%, from $5.59 million to $5.62 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of one café during February 2002. As a percentage of sales, labor expenses increased from 33.6% to 36.1%. This increase was primarily due to decreased sales.

     Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $0.42 million, or 33.8%, from $1.25 million to $1.67 million. As a percentage of sales, depreciation and amortization increased from 7.5% to 10.8%. This increase was primarily due to decreased sales.

     Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.28 million, or 27.6%, from $0.98 million to $1.26 million. As a percentage of sales, other operating expenses increased from 5.9% to 8.1%. This increase was primarily due to decreased sales.

     General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.70 million, or 23.0%, from $3.05 million to $3.75 million. The increase was primarily due to expenses relating to being a public company such as additional legal and accounting expenses. As a percentage of sales, general and administrative expenses increased from 18.3% to 24.1%, primarily due to decreased sales.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some café locations. Provision for asset impairment and store closure increased by $22,000 in the twenty-six weeks ended June 30, 2002, due to the closure of the Westin store located in Seattle in the first quarter of 2002. No other store closures are planned in fiscal 2002.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $.19 million, or 207.4%, from $0.09 million to ($0.10) million. This decrease was due to the interest expense associated with the new note payable obtained in the second quarter of 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents. As a percentage of sales, other (expense) income increased from 0.5% to (0.6%).

Net Loss

     Net loss increased by $2.35 million, or 99.4%, from $2.36 million to $4.71 million. This increase was primarily due to decreased sales and increased occupancy, and general and administrative expenses. As a percentage of sales, net loss increased from 14.2% to 30.3%. The Company recognized no tax benefit from its losses in 2002 and 2001.

     EBITDA for the 26-week periods ended June 30, 2002 and July 1, 2001 was ($2.94) million and ($1.20) million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the 26 weeks ending June 30, 2002 and July 1, 2001 was $3.12 million and $3.62 million, respectively. Net cash used in operating activities resulted primarily from net loss before non-cash charges.

     Net cash used in investing activities for the 26 weeks ending June 30, 2002 and July 1, 2001 was approximately $1.84 million and $0.92 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to cafés opened in 2001 and 2002. During the 26 weeks ended June 30, 2002 we opened five additional cafés.

     Net cash provided by financing activities for the 26 weeks ending June 30, 2002 was approximately $0.45 million. The financing activities consisted primarily of cash received from the net proceeds of the $1.25 million convertible debt financing, and a $0.75 million decrease in the book overdraft. Net cash provided by financing activities for the 26 week ending July 1, 2001 was $14.67 million. Net cash provided by financing activities in the first half of 2001 from resulted primarily from the issuance of capital stock, which was partially offset by financing costs, the repayment of the line of credit of $2.0 million in May 2001 and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.7 million.

     We have lease obligations in 2002 of $2.9 million which are due primarily to operating leases on our facilities. Capital vehicle leases make up $0.1 million of our total 2002 lease obligation. A small portion of our 2002 lease obligation is for office equipment. The increase in rental expense in future years is not material. The lease obligation amount will increase with the addition of each new café.

     At December 30, 2001, we had the contractual cash obligations as set forth in the table below. The $1.25 million convertible debt is not is not included in the table. For a description of the $1.25 million convertible debt financing, see “Sales of Unregistered Securities” below:

		Less than	1 – 3	4 – 5	After 5
Contractual Obligations	Total	1 year	years	years	years

			(in thousands)
Capital Lease Obligations	$612	$139	$278	$166	$29
Operating Leases	14,838	2,792	5,513	4,253	2,480
Other Long-Term Obligations	38	38	—	—	—

Total Contractual Cash Obligations	$15,488	$2,969	$5,591	$4,419	$2,509

     Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception, we have raised cash of approximately $64.2 million from sales of preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which have approximated $28.0 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through the 26 weeks ending June 30, 2002, we have incurred net losses of approximately $52.8 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks and closing of certain unprofitable operating properties, continued during 2002.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $59.8 million at June 30, 2002. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

     On June 18, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of our assets. The note is initially convertible into 1,041,667 shares of out common stock. Net proceeds to us after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion features. The note was convertible into common stock from the date of issuance. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period. For a more detailed description of the financing, see “Sales of Unregistered Securities”. For certain risks related to this financing, see the risk factors set forth in Exhibit 99.1 to this report.

     At June 30, 2002, we had cash and cash equivalents of approximately $1.7 million. We believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for approximately the next two to five months, depending upon the success of our initiatives with current and potential wholesale customers, including Target and Albertson’s. Thereafter, we may need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

     As we reported on June 5, 2002 in a Form 8-K, our capital plan has at least two phases. The $1.25 million convertible debt financing represents the completion of the first phase. In the near future, we will begin working on a $5 million to $10 million equity financing. We believe that such additional financing would fulfill our cash requirements for the next 12 to 24 months, depending on the amount raised and the success of our initiatives. We may also seek additional debt financing prior to the $5 to $10 million financing.

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

     In June 2002, the board of directors approved a grant of options of approximately 81,000 shares of common stock to employees with exercise prices of $1.26 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

     The 1996 Amended Stock Option Plan was initially adopted by our board of directors and approved by our shareholders in December 1995 and was last amended on June 5, 2002. The plan currently provides for the issuance of up to 1,165,000 shares of common stock upon the exercise of options granted thereunder, subject to adjustment for stock dividends, stock splits, reverse stock splits and other similar changes in our capitalization.

Preferred stock

     In April 2001, 18,917 shares of Series C preferred stock (which converted automatically into shares of common stock upon the completion of our initial public offering in May 2001), with an approximate fair value of $155,000, were issued to two consultants for services to be rendered in connection with leasehold improvements and food development. This amount will be depreciated as a leasehold improvement over 5 years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments or derivative commodity investments. We invest our excess cash in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit and short-term investments in commercial paper. We do not believe these investments are subject to significant market risk.

     Our 14% convertible note is not subject to market risk from changes in interest rate; however, we will not receive any benefit if interest rates decline.

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

(b) Sales of Unregistered Securities

     On June 18, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The issuance of the note and warrant was exempt from Securities Act registration pursuant to Rule 506 of Regulation D under the Securities Act, as Laurus was an “accredited investor” as defined in Rule 501(a) of Regulation D. The note matures on December 18, 2003 and is collateralized by all of our assets. The note is convertible into 1,041,667 shares of our common stock. Net proceeds to us after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion features. The note was convertible into common stock from the date of issuance. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period. Additional terms of the financing are as follows:

     14% Convertible Secured Note

     We begin making monthly principal and interest payments on the note on September 1, 2002. Interest only monthly payments are payable prior to that date. We may repay the note in cash or stock; however, we are not permitted to make payments in shares and are required to make payments in cash if any of the following events occurs: (i) there fails to exist an effective resale registration statement with respect to the shares; (ii) such conversion of the note would result in the issuance pursuant to the note and associated warrants of more than 1,163,614 shares of common stock, or 19.9% of the number of shares of common stock outstanding on June 18, 2002, unless the issuance of the shares is approved by our shareholders; or (iii) there occurs any event of default. The events of default under the note are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the Nasdaq Stock Market (unless our common stock is subsequently listed on the Nasdaq SmallCap Market, the OTC Bulletin Board or a national securities exchange), or failure to comply with the reporting, filing or other obligations of listing on such market. If we choose to repay the note in common stock and if the average daily volume weighted average price of our common stock as reported by Bloomberg, L.P. on the principal trading market for our common stock for the 11 trading days preceding a repayment date is less than 125% of the conversion price (initially set at $1.20), Laurus is permitted to convert the repayment amount into our common stock at a conversion price of 85% of the average of the five lowest closing prices during the 30 trading days immediately preceding the conversion date.

     Laurus may also convert, from time to time, all or any portion of the principal portion of the note and/or fees due and payable into shares of our common stock at the conversion price then in effect by providing us with a notice of conversion. The initial conversion price is $1.20 per share. If an event of default occurs, the conversion price shall be equal to the lower of $1.20 or 70% of the average of the three lowest closing prices for the common stock as repost on the principal trading exchange of our common stock for the prior thirty trading days. The conversion price of the note may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. If an event of default occurs, Laurus may make all unpaid amounts under the note immediately due and payable without demand, presentment or notice, or grace period. In the event of such an acceleration, the amount due and owing to Laurus shall be 130% of the unpaid amounts under the note. If we are unable to issue shares of common stock within five business days of receiving a valid notice of conversion from Laurus, we must pay to Laurus 130% of the amount of principal requested to be converted, together with accrued and unpaid interest on such principal.

     We have the ability to redeem the note at any time by paying to Laurus (i) the principal amount of the note multiplied by a percentage which increases over time from 102% to 125% (ii) plus accrued and unpaid interest.

     Laurus has contractually agreed to restrict its ability to convert the note and receive shares of our common stock such that the number of shares of common stock beneficially owned by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock; provided, however, that such restrictions on conversion may be revoked by Laurus upon 75 days prior notice to us, and are automatically null and void upon an event of default under the note. Unless we receive shareholder approval, we cannot issue to Laurus, pursuant to either the convertible note or the warrants, more than 1,163,614 shares of common stock, or 19.9% of the number of shares of common stock outstanding on June 18, 2002.

     Warrants

     On June 18, 2002, we issued to Laurus as part of the $1.25 million convertible debt financing a five-year warrant to purchase 250,000 shares of common stock to Laurus. Of the 250,000 shares, 125,000 shares were exercisable at $1.43, 75,000 shares were exercisable at $1.69 and 50,000 were exercisable at $1.95. The exercise prices of the warrant may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. Laurus has contractually agreed to restrict its ability to exercise the warrants and receive shares of our common stock such that the number of shares of common stock beneficially owned by it and its affiliates after such exercise does not exceed 4.99% of the then issued and outstanding shares of common stock; provided, however, that such restrictions on exercise may be revoked by Laurus upon 75 days prior notice to us, and are automatically null and void upon an event of default under the note.

     Registration Rights

     In connection with the $1.25 million convertible debt financing with Laurus, we granted to Laurus registration rights. These rights, which are assignable, are outlined in the Securities Purchase Agreement with Laurus dated June 18, 2002. We have filed a resale registration statement with respect to the 250,000 shares of common stock issuable upon exercise of the warrant and 200% of the shares that may be issuable upon conversion of the convertible note. The registration statement went effective on August 8, 2002. We have agreed to keep the registration statement effective for a period of one year from the date of effectiveness. Commencing ninety days after June 18, 2002, Laurus is entitled to demand on up to two occasions that we use our best efforts to register for public resale all of the shares of common stock it requests be registered unless such shares are otherwise covered by an effective registration statement. In addition, Laurus is entitled to “piggyback” registration rights in connection with any registration by us of our securities in connection with a public offering solely for cash, for our own account or for the account of other security holders (other than in any registration of securities in which the shares of common stock would not be permitted to be registered, such as securities to be issued to participants in a stock-based incentive plan). If we propose to register any shares of common stock under the Securities Act, Laurus is entitled to receive notice of the registration and to include its shares in the registration statement, subject to certain limitations. These registration rights terminate if such shares may be sold pursuant to Rule 144(k) under the Securities Act of 1933 or if Laurus holds less than 1% of our issued and outstanding common stock and can offer and sell all of its securities pursuant to Rule 144. All registration rights otherwise terminate on the date on which the registerable securities have been outstanding for five years.

     All registration rights are subject to conditions and limitations, among them the right of the underwriters of any offering to limit the number of shares of common stock held by the security holders to be included in the registration. We are generally required to bear all of the expenses of all registrations, except underwriting discounts and selling commissions. Registration of the shares of common stock held by security holders with registration rights would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of the registration statement.

(c) Use of proceeds

     On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (Commission File No. 333-54922). Net proceeds to BRIAZZ, after deduction of $2.4 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.6 million. In 2001, we spent $3.8 million on capital purchases and the 52.0 million for the repayment of line-of-credit borrowings and scheduled principal repayments primarily relating to delivery vehicle financing. In 2002, as of June 30, 2002, of the total $1.85 million spent on capital purchases we spent $1.65 million on the build-out of new cafés and $0.17 million on our new point of sale system, order entry system and our internet web sit. The remainder was for working capital requirements. Until the remaining net proceeds are used, they are invested in short-term commercial paper.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s 2002 Annual Meeting of Shareholders (the “Annual Meeting”) was held at 1:00 p.m. on Wednesday, June 5, 2002 at US Bank Centre, 1420 Fifth Avenue, Fourth Floor, Seattle, Washington 98101. At the Annual Meeting, the shareholders were asked to:

1.	Elect five directors to the board of directors: Victor D. Alhadeff; C. William Vivian, Richard Fersch, Dan Kourkoumelis and Charles C. Matteson, Jr.;

2.	Vote on a proposal to amend the Company’s 1996 amended stock option plan to increase the number of shares eligible for issuance under the plan from 1,000,000 to 1,165,000; and

3.	Vote for ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company.

     At the Annual Meeting, the shareholders approved the amendment to the Company’s 1996 amended stock option plan, ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company, and elected each of the nominees for director.

     The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office are as follows:

		Votes Cast			Broker
Matter or Nominee	Vote Cast For	Against	Votes Withheld	Abstentions	Non-Votes

Victor D. Alhadeff	4,576,851	—	38,265	—	—
C. William Vivian	4,576,851	—	38,265	—	—
Richard Fersch	4,597,851	—	17,265	—	—
Dan Kourkoumelis	4,597,851	—	17,265	—	—
Charles C. Matteson, Jr.	4,594,951	—	20,165	—	—
Amendment to 1996 amended stock option plan	4,508,412	98,714	—	7,990	—
Ratification of PricewaterhouseCoopers LLP	4,597,001	17,740	—	375	—

ITEM 5. OTHER INFORMATION

     On August 6, 2002, we were notified by Nasdaq that we are out of compliance with the Nasdaq National Market rule that requires a Nasdaq National Market listed company maintain a $5.0 million minimum aggregate value for its shares held in public float. If we are unable to regain compliance with the rule for a minimum of 10 consecutive trading days prior to November 5, 2002, Nasdaq has informed us that unless we have applied and are accepted for listing on the Nasdaq Small Cap Market, we will be provided with written notification that our shares will be delisted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Stock Certificate.
10.1(1)(2)	1996 Amended Stock Option Plan.
10.2(1)(2)	Form of Option Agreement (Fresh Options prior to February 2001)
10.3(1)(2)	Form of Option Agreement (other options prior to February 2001)
10.4(1)(2)	2001 Employee Stock Purchase Plan.
10.5(2)	Form of Warrant.
10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7(2)	Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.
10.8(2)	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.9(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.10(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.
10.11(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.
10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.16(2)	Promissory Note made by BRIAZZ and Victor Alhadeff in favor of U.S. Bank National Association in the principal amount of $2,000,000 dated December 30, 1999.
10.17(2)	Commercial Security Agreement among BRIAZZ, Victor Alhadeff and U.S.Bank National Association dated December 30, 1999.
10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
10.19(1)(2)	Form of Option Agreement (all options since February 2001) Extension or Revision Agreement between BRIAZZ and Victor Alhadeff and U.S. Bank National Association dated March 26, 2001.
10.21(3)	Securities Purchase Agreement dated June 18, 2002 between BRIAZZ and Laurus Master Fund, Ltd.
10.22(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000
10.23(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002
10.24(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002
99.1	Risk Factors
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922)

(3)	Incorporated by reference to our Form 8-K filed on July 18, 2002

(b) Form 8-K

     The Company filed a Form 8-K on June 5, 2002 to report on its financing plans. The Company also provided disclosure, pursuant to Regulation FD, regarding statements to be made by Mr. Alhadeff at the Annual Meeting relating to current and planned product tests and potential relationships with Target, Albertson’s and other retailers.

     The Company filed a Form 8-K on June 20, 2002 to report the completion of the $1.25 million convertible debt and warrant financing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC.

Date: August 13, 2002	By:	/s/ Tracy L. Warner

	Name:	Tracy L. Warner
	Title:	Chief Financial Officer

Date: August 13, 2002	By:	/s/ Victor D. Alhadeff

	Name:	Victor D. Alhadeff
	Title:	Chief Executive Officer and Chairman of the Board of Directors