Form 10-Q
period 2002-09-29
BRIAZZ INC
filed 2002-11-18
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, no par value, of the Registrant at October 24, 2002 was 5,870,173.

BRIAZZ, INC.

INDEX TO THE FORM 10-Q
FOR THE 39-WEEK PERIOD ENDED SEPTEMBER 29, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.

BALANCE SHEETS
(in thousands)

	September 29,	December 30,
	2002	2001

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$762	$6,193
Accounts receivable, net of allowance of $28 (2002) and $104 (2001)	570	472
Inventory	607	507
Prepaid expenses and other current assets	1,051	447
Current portion of restricted certificates of deposit	100	149

Total current assets	3,090	7,768
Property and equipment, net	10,814	13,555
Restricted certificates of deposit, net of current portion	388	453
Deposits and other assets	335	177

Total assets	$14,627	$21,953

Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$687	$754
Line of credit borrowings	360	—
Current portion of long-term debt	705	138
Accounts payable	1,727	1,322
Accrued compensation	940	996
Accrued and other liabilities	497	492

Total current liabilities	4,916	3,702

Long-term debt, net of current portion	745	335

Commitments and contingencies (see note 4)
Stockholders’ equity
Common stock, no par value; 100,000,000 shares authorized; 5,870,173 (2002) and 5,824,993 (2001) shares issued and outstanding	73,784	73,746
Additional paid-in capital	434	209
Deferred stock compensation	(720)	(981)
Accumulated deficit	(64,532)	(55,058)

Total stockholders’ equity	8,966	17,916

Total liabilities and stockholders’ equity	$14,627	$21,953

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Sales
Retail	$5,681	$5,642	$17,071	$17,427
Branded sales	2,093	2,302	6,250	7,173

Total Sales	7,774	7,944	23,321	24,600

Operating expenses
Cost of food and packaging	2,995	3,099	8,812	9,469
Occupancy expenses	1,123	991	3,152	2,858
Labor expenses (including amortization of deferred stock compensation for the 13 and 39 weeks of $0 and $0 for 2002 and $45 and $136 for 2001)	2,810	2,843	8,430	8,433
Depreciation and amortization	954	643	2,626	1,894
Other operating expenses	575	508	1,831	1,492
General and administrative expenses (including amortization of deferred stock compensation for the 13 and 39 weeks, respectively, of $87 and $261 for 2002 and $23 and $68 for 2001)	1,807	1,808	5,552	4,854
Gain on disposal of assets	(12)	—	(10)	—
Provision for asset impairment and store closure	2,172	—	2,195	—

Total operating expenses	12,424	9,892	32,588	29,000

Loss from operations	(4,650)	(1,948)	(9,267)	(4,400)

Other (expense) income
Interest and other expense	(115)	(1)	(252)	(63)
Interest and other income	3	87	45	238

	(112)	86	(207)	175

Net loss	(4,762)	(1,862)	(9,474)	(4,225)
Accretion of dividends/amortization of discount on preferred stock	—	—	—	4,317

Net loss attributable to common stockholders	$(4,762)	$(1,862)	$(9,474)	$(8,542)

Basic and diluted net loss per share	$(0.81)	$(0.32)	$(1.62)	$(2.62)

Weighted-average shares used in computing basic and diluted net loss per share	5,860,375	5,824,988	5,846,352	3,256,222

The accompanying notes are an integral part of these financial statements.

Briazz, Inc.
Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Stockholders' equity

	Common Stock		Additional	Deferred
			paid-in	stock	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance at December 30, 2001	5,825	$73,746	$209	$(981)	$(55,058)	$17,916
Amortization of deferred compensation	—	—	—	261	—	261
Employee stock purchase plan	45	38	—	—	—	38
Issuance of stock warrants	—	—	113	—	—	113
Beneficial conversion feature of convertible debt	—	—	112	—	—	112
Net loss	—	—	—	—	(9,474)	(9,474)

Balance at September 29, 2002	5,870	$73,784	$434	$(720)	$(64,532)	$8,966

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine weeks ended

	September 29,	September 30,
	2002	2001

	(unaudited)
Cash flows from operating activities
Net loss	$(9,474)	$(4,225)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred stock compensation	261	204
Non cash interest expense	176	—
Depreciation and amortization	2,626	1,894
Gain on disposal of assets	(10)	—
Provision for asset impairment and store closure	2,195	—
Non-cash expense related to issuance of common stock and options	—	29
Changes in operating assets and liabilities:
Accounts receivable	(98)	(42)
Inventory	(100)	16
Prepaid expenses and other current assets	(604)	(133)
Deposits and other assets	(50)	1
Accounts payable	599	(2,061)
Accrued compensation	(56)	145
Accrued and other liabilities	5	(261)

Net cash used in operating activities	(4,530)	(4,433)

Cash flows from investing activities
Purchases of property and equipment	(2,282)	(1,903)
Proceeds from asset disposal	41	—

Net cash used in investing activities	(2,241)	(1,903)

Cash flows from financing activities
Change in book overdraft	(67)	645
Proceeds from (repayments of) line-of-credit borrowings	360	(2,000)
Repayment of long-term debt	(182)	(143)
Proceeds from long-term debt and warrants	1,250	—
Debt issue costs	(173)	—
Decrease in restricted certificates of deposit	114	69
Proceeds from sale of preferred stock, net of issuance costs	—	3,034
Proceeds from initial public offering, net of issuance costs	—	13,592
Proceeds from exercise of stock options	—	6
Employee stock purchase plan	38	—

Net cash provided by financing activities	1,340	15,203

Net (decrease) increase in cash and cash equivalents	(5,431)	8,867
Cash and cash equivalents
Beginning of period	6,193	555

End of period	$762	$9,422

Supplemental disclosure of cash flow information
Cash paid for interest	$76	$63

Supplemental disclosure of non-cash investing and financing activities
Accretion of dividends/amortizaton of discount on preferred stock	$—	$4,317

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Summary of operations and significant accounting policies

Operations

     BRIAZZ, Inc. (“Briazz” or the “Company”) manufactures and distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle, and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify current markets and build Briazz into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes Briazz cafés, as well as box lunch delivery. The Company also distributes its products through select strategic alliances. Each market operates a central kitchen, which prepares meals daily.

Interim financial information

     The financial information at September 29, 2002, and for the 13-week and 39-week periods ended September 29, 2002 and September 30, 2001 is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operations for the 13-week and 39-week periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

Financial conditions and basis of presentation

     The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $64.5 million at September 29, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. To date, the Company has finalized it’s operations principally through the net proceeds of debt and equity offering (see note 8). The Company’s ability to continue as a going concern is dependent upon numerous factors, including the ability to obtain additional financing, the ability to increase the level of future revenues or the ability to reduce operating expenses.

     There can be no assurance that the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payments terms from its vendors. Such events would materially and adversely affect the Company’s financial position and results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” which is generally effective for transitions occurring after May 15, 2002. Through the rescission of FASB statement 4 and 64, SFAS 145 eliminates the requirement that gain and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of and income tax effect. SFAS 145 makes several other technical connections to existing pronouncements that may change accounting practice. The adoption of SFAS 145 is not expected to have a material effect on the Company’s results of operations.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		39-week period ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net loss attributable to common stockholders	$(4,762)	$(1,862)	$(9,474)	$(8,542)
Weighted—average shares used in computing basic and diluted net loss per share	5,860,375	5,824,988	5,846,352	3,256,222
Basic and diluted net loss per share	$(0.81)	$(0.32)	$(1.62)	$(2.62)
Antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	1,102,549	954,643	1,102,549	954,643
Convertible debt	1,041,667	—	1,041,667	—
Warrants to purchase common stock	1,180,404	930,404	1,180,404	930,404

3. Convertible debt, mandatorily redeemable convertible preferred stock and stockholders’ equity

     In connection with a $3 million private placement offering of shares of Series C preferred stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the time of issuance of the Series C preferred stock, the Company determined that the fair value of its common stock exceeded the conversion price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with EITF 00- 27 “Application of Issue 98-5 to Certain Convertible Instruments” at the time of issuance of the preferred stock. Accordingly, the beneficial conversion feature was calculated as of January 29, 2001, the commitment date, as the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the security was convertible (intrinsic value). The Company recorded a beneficial conversion feature of approximately $3 million. The beneficial conversion feature is analogous to a dividend and was being recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date (October 2005) using the effective interest yield method. As of May 1, 2001, the beneficial conversion feature of $3.0 million was fully amortized upon the conversion of the Series C preferred stock to common stock. This beneficial conversion feature was recognized as a dividend, increasing the net loss attributable to common stockholders.

     The warrants outstanding to purchase 907,240 (947,817 as adjusted for anti-dilution) shares of Series C preferred stock were converted into warrants to purchase common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification initially resulted in a non-cash charge to expense of approximately $635,000 at the time of the initial public offering, related to approximately 100,000 warrants held by an officer of the Company. This charge to expense was reversed as of September 30, 2001 when the market price of the Company’s common stock dropped to a level below the exercise price of $6.00.

     On June 18, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of the Company’s assets. The note is initially convertible into 1,041,667 shares of common stock. Net proceeds to the Company after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $225,000 related to the issuance of the warrants and the beneficial conversion feature. The note was convertible into common stock from the date of issuance at an initial conversion price of $1.20 per share. If the Company elects to convert at a time when the market price is less than $1.50 per share, the conversion price would be at a discount to market. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $112,000 as interest expense during the period. The debt discount related to the warrant is being amortized to interest expense over the term of the note.

     On August 30, 2002, the Company entered into a $1.0 million nonconvertible revolving credit line based upon and secured by the Company’s accounts receivable. A fee equal to 0.0667% is applied to the outstanding daily balance (equivalent to 2% per month). As of September 29, 2002, the Company qualified for approximately $0.36 million under this credit line and this amount had been fully drawn. The credit line has a term of 12 months.

4. Commitments and contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5. Segment information

     The Company changed its segment disclosures in the fourth quarter of fiscal 2001, to more closely match how it currently manages its business. In previous periods, the Company disclosed two reportable segments: Retail, and Wholesale and Other. Beginning in the fourth quarter of fiscal 2001, the Company has managed its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales subgroups consist of sales that are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of all costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss). Prior periods have been restated to reflect the new classifications. Following the anticipated fourth quarter closure of the kitchens, the kitchen segment will no longer exist.

     In the table below and elsewhere in this report, EBITDA represents earnings before interest income and expense, income taxes and depreciation and amortization.

     The following table presents certain financial information for each segment (amounts in thousands).

Briazz, Inc.
Segment Information (in thousands)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Retail
Net Sales	$5,681	$5,642	$17,071	$17,426
Cost of food and packaging	(2,046)	(2,055)	(6,165)	(6,268)

	3,635	3,587	10,906	11,158
Cost of operations	(5,665)	(3,071)	(12,494)	(9,078)

Income (loss) from operations	$(2,030)	$516	$(1,588)	$2,080

EBITDA	$(1,440)	$926	$(25)	$3,281

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$1,185	$1,407	$3,854	$4,205
Cost of food and packaging	(398)	(462)	(1,197)	(1,449)

	787	945	2,657	2,756

Wholesale and Grocery
Net Sales	908	895	2,396	2,968
Cost of food and packaging	(461)	(464)	(1,261)	(1,470)

	447	431	1,135	1,498

Total Branded Sales
Net Sales	2,093	2,302	6,250	7,173
Cost of food and packaging	(859)	(926)	(2,458)	(2,919)

	1,234	1,376	3,792	4,254
Cost of operations	(1,108)	(1,235)	(3,248)	(3,544)

Income from operations	$126	$141	$544	$710

EBITDA	$189	$186	$737	$856

Kitchens
Unallocated cost of food and packaging	$(90)	$(118)	$(189)	$(282)
Unallocated cost of operations	(924)	(849)	(2,678)	(2,573)

Loss from operations	$(1,014)	$(967)	$(2,867)	$(2,855)

EBITDA	$(847)	$(820)	$(2,373)	$(2,419)

General and Administrative
Cost of operations	$(1,732)	$(1,638)	$(5,356)	$(4,335)

EBITDA	$(1,600)	$(1,597)	$(4,979)	$(4,225)

Total
Net Sales	$7,774	$7,944	$23,321	$24,599
Cost of food and packaging	(2,995)	(3,099)	(8,812)	(9,469)

	4,779	4,845	14,509	15,130
Cost of operations	(9,429)	(6,793)	(23,776)	(19,530)

Loss from operations	$(4,650)	$(1,948)	$(9,267)	$(4,400)

EBITDA	$(3,698)	$(1,305)	$(6,640)	$(2,507)

7. Asset Impairment

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 requires recording an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. During the quarter ended September 29, 2002, the Company wrote down approximately $2.1 million of long-lived assets in accordance with SFAS No. 144. These write-downs consisted primarily of leasehold improvements at certain café locations.

8. Equity-based compensation

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

     In August 2002, the board of directors approved a grant of options of approximately 120,000 shares of common stock to employees with exercise prices of $0.69 per share. Since the exercise price was equal to the fair value at the date of board approval, no deferred compensation was recognized.

8. Subsequent events

     On October 3, 2002, the Company completed a $0.5 million financing by issuing a nonconvertible note to a commercial bank. The note bears interest at an annual rate of 3.590% and is secured by a certificate of deposit from the Company’s CEO, Victor D. Alhadeff. The note matures on March 31, 2003. Interest on the note is payable monthly.

     The Company is currently in negotiations to offer and sell up to $2.0 million in secured convertible notes to Flying Food Group (“FFG”) or one or more of its affiliates. Flying Food Group is a provider of in-flight catering services at major international airports in the United States, and freshly-made food products for grocery and specialty retail. The notes would be secured by the assets of the Company and would be convertible into the common stock of the Company at $1.00 per share, at the option of the investors, or upon the occurrence of certain events, such as a subsequent equity financing. The investor would have registration rights covering the shares issuable upon conversion of the notes. The investment in the convertible notes would be made over the next few months in a series of closings. There can be no assurance that the negotiations with the investor will be successful or that the offering will be completed on the terms described, or at all. In addition to the $2.0 million debt financing, the Company is in initial discussions with institutional investors for an additional $3.0 to $4.0 million of capital. There can be no assurance that the negotiations with institutional investors will be successful or that the offering will be completed.

     While the Company negotiates these additional financings, it is attempting to conserve cash to the greatest extent permitted while continuing to operate its business by reducing expenses and by delaying or deferring payments to certain of its suppliers and on certain of its leases. As of the date of this report, FFG or its affiliates have purchased demand notes having an aggregate principal amount of $0.35 million. These notes are secured by the Company’s assets and will convert into, and be part of, the $2.0 million investment once the terms of such investment has been finalized. The Company has used the proceeds received to date, and will use the proceeds received in the future, to pay down existing debts and for general working capital. There can be no assurance that the investor will purchase additional demand notes in amounts sufficient to meet the Company’s immediate capital needs. The investor may require payment on the demand notes at any time.

     In connection with the $2.0 million financing, the Company is negotiating with FFG to produce its food at FFG’s central kitchens. FFG has central kitchen facilities in each of the Company’s geographic markets. The Company’ss intent is to close its own central kitchens following the move of the food preparation operations to FFG. Briazz anticipates that all of its central kitchens will be closed by early December. The estimated charge to expense associated with closing the kitchens is approximately $2.1 million.

     The Company proposes to enter into a management services contract with FFG, outlining the terms on which the Company will outsource its food production and provide other services to the Company. Under the proposed terms of the agreement, the Company would grant FFG a five-year right to purchase up to 2 million shares of common stock at $1.10 per share. FFG would have registration rights covering the shares issuable upon exercise of the right. Unless and until the Company obtained shareholder approval, exercise of the right, together with conversion of the convertible notes, would be limited to 19.9% of the Company’s outstanding common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report, including the following discussion of our financial condition and results of operations, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward-looking statement, fluctuation of the Company’s operating results, the Company’s ability to negotiate a management services agreement with Flying Food Group, LLC (“FFG”) and to obtain additional financing from FFG and other investors on terms favorable to the Company, or at all, the ability of the company to compete successfully, office occupancy, the ability of the company to maintain current café locations and secure new ones, food and labor costs, operation in only four geographic areas and reliance upon distributors and wholesale customers and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

OVERVIEW

     BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our Company-operated cafés, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

     We currently operate 46 cafés in the Seattle, San Francisco, Chicago and Los Angeles metropolitan areas, a net increase of three cafés since December 30, 2001. The three café increase in 2002 is due to the opening of a café in the first quarter and four cafés in the second quarter of 2002 as well as the closure of a location in the first quarter and another in the third quarter of 2002. The first closure resulted from decreased sales as the café’s building occupancy shifted from normal office occupancy to a data-center. The second café closure resulted from an occupancy level significantly below capacity in the building the café was located. We discontinued plans to open one more additional café (which would have been the sixth café opened during 2002) following the change of the development site to a less desirable location. Due to the discontinuation of this planned opening and due to capital restrictions, we do not currently plan to open any additional cafés during 2002. Our growth strategy is to open new cafés in our existing markets and, when appropriate, enter into new markets.

     During the fourth quarter 2001, we reduced our workforce at our general and administrative office. The cost of this reduction approximated the salary expense in the fourth quarter of 2001 that would have been incurred without the reduction. The expected annual cash savings in the fiscal year 2002 will approximate $0.64 million.

     On May 20, 2002, we began testing our new frozen panini products in eight Target stores (four in Seattle, four in Chicago), and we began testing our fresh food products in 18 Albertson’s stores in southern California on July 16, 2002.

     On June 18, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of our assets. The note is initially convertible into 1,041,667 shares of our common stock. The conversion price and the number of shares into which the note is convertible are subject to adjustment for stock splits, dilutive issuances, defaults and, in the case of conversion at the Company’s option, the prevailing market price at the time of such conversion. Net proceeds to us after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion features. The note was convertible into common stock from the date of issuance at $1.20 per share.

Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period. For a more detailed description of the financing, see “Sales of Unregistered Securities” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and for its impact on our financial position, see “Liquidity and Capital Resources”. For certain risks related to this financing, see the risk factors set forth in Exhibit 99.1 to this report.

     During the third quarter 2002, we made a reduction in our entire workforce of approximately twenty percent. The cost of this reduction approximated the salary expense in the third quarter of 2002 that would have been incurred without the reduction. The expected cash savings in the fourth quarter of 2002 will approximate $0.64 million.

     On August 30, 2002, the Company entered into a $1.0 million nonconvertible revolving credit line based upon and secured by the Company’s accounts receivable. A fee equal to 0.0667% is applied to the outstanding daily balance (equivalent to 2% per month). As of September 29, 2002, the Company qualified for approximately $0.36 million under this credit line and this amount had been fully drawn. The credit line has a term of 12 months. As of November 10, 2002, the Company qualified for $0.54 million, which amount has been fully drawn.

     On October 3, 2002, the Company completed a $0.5 million financing by issuing a nonconvertible note to a commercial bank. The note bears interest at an annual rate of 3.590% and is secured by a certificate of deposit from Victor D. Alhadeff. The note matures on March 31, 2003. Interest on the note is payable monthly.

     Commencing on October 21, 2002, Briazz began supplying sandwiches and salads to 40 Starbucks locations in the Chicago metro area as part of a test program to introduce new sandwich and salad menus at Starbucks in Chicago. The test program will continue through December 31, 2002.

     The Company is currently in negotiations to offer and sell up to $2.0 million in secured convertible notes to Flying Food Group (“FFG”) or one or more of its affiliates. Flying Food Group is a provider of in-flight catering services at major international airports in the United States, and freshly-made food products for grocery and specialty retail. The notes would be secured by the assets of the Company and would be convertible into the common stock of the Company at $1.00 per share, at the option of the investors, or upon the occurrence of certain events, such as a subsequent equity financing. The investor would have registration rights covering the shares issuable upon conversion of the notes. The investment in the convertible notes would be made over the next few months in a series of closings. There can be no assurance that the negotiations with the investor will be successful or that the offering will be completed on the terms described, or at all. In addition to the $2.0 million debt financing, the Company is in initial discussions with institutional investors for an additional $3.0 to $4.0 million of capital. There can be no assurance that the negotiations with institutional investors will be successful or that the offering will be completed.

     While the Company negotiates these additional financings, it is attempting to conserve cash to the greatest extent permitted while continuing to operate its business by reducing expenses and by delaying or deferring payments to certain of its suppliers and on certain of its leases. FFG has assisted the Company in negotiating more favorable payment terms with some of the Company’s suppliers as part of the transition of its production to FFG. As of the date of this report, FFG or its affiliates have purchased demand notes having an aggregate principal amount of $0.35 million. These notes are secured by the Company’s assets and will convert into, and be part of, the $2.0 million investment once the terms of such investment has been finalized. The Company has used the proceeds received to date, and will use the proceeds received in the future, to pay down existing debts and for general working capital. There can be no assurance that the investor will purchase additional demand notes in amounts sufficient to meet the Company’s immediate capital needs. The investor may require payment on the demand notes at any time.

     In connection with the $2.0 million financing, the Company is negotiating with FFG to produce its food at FFG’s central kitchens. FFG has central kitchen facilities in each of the Company’s geographic markets. The Company’s intent is to close its own central kitchens following the move of the food preparation operations to FFG. Briazz anticipates that all of its central kitchens will be closed by mid December. The estimated charge to expense associated with closing the kitchens is approximately $2.1 million.

     The Company’s central kitchens are currently underutilized. The Company reported $3.7 million of unallocated central kitchen losses in 2001 and $2.9 million in the first three quarters of 2002. The Company believes that outsourcing its food production to FFG would maintain the advantages of central kitchens, while limiting overhead. The Company believes that outsourcing its food production would also allow it to move into new geographic markets more quickly, and allow it to work with FFG cooperatively to better serve shared customers. For example, Starbuck’s is a customer of both the Company and FFG. If the Company successfully negotiates an agreement with FFG, it anticipates that the two companies would work cooperatively to better serve Starbuck’s.

     The Company proposes to enter into a management services contract with FFG, outlining the terms on which the Company will outsource its food production. Under the proposed terms of the agreement, the Company would grant FFG a five-year right to purchase up to 2 million shares of common stock at $1.10 per share. FFG would have registration rights covering the shares issuable upon exercise of the right. Unless and until the Company obtained shareholder approval, exercise of the right, together with conversion of the convertible notes, would be limited to 19.9% of our outstanding common stock.

     There can be no assurance that the negotiations with FFG regarding food preparation will be successful or that the transition to a third-party’s central kitchens for food preparation will be completed.

     In conjunction with the closure of the central kitchens, the Company will reduce the operational complexity of the business and the related general and administrative expenses. In addition to the expected savings resulting from its central kitchen closures, the Company expects to reduce its overhead by eliminating approximately 15 to 17 corporate positions. The Company has begun and expects to complete these reductions by mid December. The Company’s total general and administrative staff including field level management will be reduced from 54 on August 13, 2002 to 27 by year end. We anticipate that total Company employment as a result of the restructuring and closure of the kitchens will be reduced from 526 employees on August 13, 2002 to 272 by year end. The savings from the recent work force reduction may not be realized until the first quarter of 2002.

     Due to the Company’s decision to move its food preparation to FFG, the Company is reevaluating its grocery business and has withdrawn from the test with Albertson’s.

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED SEPTEMBER 29, 2002 COMPARED WITH 13-WEEK PERIOD ENDED SEPTEMBER 30, 2001

Sales

     Total sales decreased by $0.17 million, or 2.1%, from $7.94 million to $7.77 million.

     Retail sales increased by $0.04 million, or 0.7%, from $5.64 million to $5.68 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés opening in the first half of 2002, offset by the closure of two cafés in 2002. Same-store sales decreased by $0.67 million, or 12.5%, from $5.36 million to $4.69 million. Same-store sales consist only of sales from cafés, and do not include Branded Sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which the Company is located.

     Branded sales decreased by $0.21 million, or 9.1%, from $2.30 million to $2.09 million. This decrease was primarily due to a decrease in Tully’s and QFC’s sales.

Operating expenses

     Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating expenses, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $2.53 million, or 25.6%, from $9.89 million to $12.42 million. As a percentage of sales, our operating expenses increased from 124.5% to 159.8%. The increase in operating expense as a percentage of sales was primarily due to the costs related to occupancy expenses for new retail locations and decreased sales.

     Cost of food and packaging decreased by $0.10 million, or 3.4%, from $3.10 million to $3.00 million due primarily to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 39.0% to 38.5%.

     Cost of food and packaging for retail sales decreased by $0.01 million, or 0.4%, from $2.05 million to $2.04 million. This decrease was due primarily to lower sales volume. Cost of food and packaging for branded sales decreased by $0.07 million, or 7.2%, from $0.93 million to $0.86 million. The decrease for branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens decreased by $0.03 million, or 23.7%, from $0.12 million to $0.09 million. This decrease was due to implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

     Occupancy expense consists of costs related to the leasing of retail space for our cafés and our central kitchens. Occupancy expense increased by $0.13 million, or 13.3%, from $0.99 million to $1.12 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of two cafés in 2002. As a percentage of sales, occupancy expenses increased from 12.5% to 14.4%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $0.03 million, or 1.2%, from $2.84 million to $2.81 million. This decrease was due to the reduction in workforce in the third quarter of 2002. As a percentage of sales, labor expenses increased from 35.8% to 36.1%. This increase was primarily due to decreased sales. Labor expenses are expected to decrease following the closure of the kitchens.

     Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $0.31 million, or 48.4%, from $0.64 million to $0.95 million, primarily as a result of opening new cafés. As a percentage of sales, depreciation and amortization increased from 8.1% to 12.3%. This increase was primarily due to decreased sales.

     Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.07 million, or 13.2%, from $0.51 million to $0.58 million, primarily as a result of opening new cafés. As a percentage of sales, other operating expenses increased from 6.4% to 7.4%. This increase was primarily due to decreased sales.

     General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses remained the same at $1.81 million. As a percentage of sales, general and administrative expenses increased from 22.8% to 23.2%, primarily due to decreased sales. General and administrative expenses are to decrease beginning in 2003 following the 2002 fourth quarter personnel reductions.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some café locations. Provision for asset impairment and store closure increased by $2.17 million in the thirteen weeks ended September 29, 2002, due to the closure of the E-Port store located in Chicago in the third quarter of 2002 and a write down of fixed assets. We performed an impairment analysis of our café locations by comparing the carrying amount of the long-term assets to their associated undiscounted cash flow. Because the carrying amount exceeded the associated undiscounted cash flow we recorded an impairment charge. No other store closures are planned in fiscal 2002.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $0.20 million, or 230.2%, from $.09 million to ($.11) million. This decrease was due to the interest expense associated with the new note payable obtained in the second quarter of 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents. As a percentage of sales, other (expense) income increased from 1.1% to (1.4%) due to the new note payable.

Net Loss

     Net loss increased by $2.90 million, or 155.7%, from $1.86 million to $4.76 million. This increase was primarily due to decreased same-store and branded sales and increased occupancy expense, depreciation and amortization, and the asset impairment of $2.11 million. As a percentage of sales, net loss increased from 23.4% to 61.3%. The Company recognized no tax benefit from its losses in 2002 and 2001.

     EBITDA represents earnings before interest income and expense, income taxes and depreciation and amortization. EBITDA for the 13-week periods ended September 29, 2002 and September 30, 2001 was ($3.70) million and ($1.30) million, respectively.

RESULTS OF OPERATIONS 39-WEEK PERIOD ENDED SEPTEMBER 29, 2002 COMPARED WITH 39-WEEK PERIOD ENDED SEPTEMBER 30, 2001

Sales

     Total sales decreased by $1.28 million, or 5.2%, from $24.60 million to $23.32 million.

     Retail sales decreased by $0.36 million, or 2.0%, from $17.43 million to $17.07 million. This decrease was primarily due to reduced same store sales which more than offset the sales from cafés opened in 2001 and 2002. Same-store sales decreased by $2.13 million, or 12.6%, from $16.93 million to $14.80 million. Same-store sales consist only of sales from cafés, and do not include Branded sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

     Branded sales decreased by $0.92 million, or 12.9%, from $7.17 million to $6.25 million. This decrease was primarily due to a decrease in Tully’s and QFC’s sales and the discontinuation of sales to Kozmo.com. Sales to Kozmo.com were eliminated due to discontinuance of that company.

Operating expenses

     Operating expenses consist of cost of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative and provision for asset impairment and store closure. Total operating expenses increased by $3.59 million, or 12.4%, from $29.00 million to $32.59 million. As a percentage of sales, our operating expenses increased from 117.9% to 139.7%. The increase in operating expense as a percentage of sales was primarily due to the costs related to being a public company, occupancy expenses for new retail locations , decreased sales, and the asset impairment.

     Cost of food and packaging decreased by $0.66 million, or 6.9%, from $9.47 million to $8.81 million due to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 38.5% to 37.8%.

     Cost of food and packaging for retail sales decreased by $0.10 million, or 1.6%, from $6.27 million to $6.17 million. Cost of food and packaging for branded sales decreased by $0.46 million, or 15.8%, from $2.92 million to $2.46 million. The decrease for both retail sales and branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens decreased by $0.09 million, or 33.0%, from $0.28 million to $0.19 million. This decrease was due to implementing a series of changes in the management and operations of our central kitchens to reduce our operating costs, particularly with respect to unit labor costs.

     Occupancy expense consists of costs related to the leasing of retail space for our cafés and our central kitchens. Occupancy expense increased by $0.29 million, or 10.3%, from $2.86 million to $3.15 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of two cafés in 2002. As a percentage of sales, occupancy expense increased from 11.6% to 13.5%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

     Labor expenses consist of wages and salaries paid to employees. Labor expenses remained the same at $8.43 million. This stayed constant despite the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of two cafés in 2002 because of a workforce reduction in the fourth quarter of 2001 and the third quarter of 2002. As a percentage of sales, labor expenses increased from 34.3% to 36.1%. This increase was primarily due to decreased sales.

     Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $0.74 million, or 38.6%, from $1.89 million to $2.63 million, primarily as a result of opening new cafés. As a percentage of sales, depreciation and amortization increased from 7.7% to 11.3%. This increase was primarily due to decreased sales.

     Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.34 million, or 22.7%, from $1.49 million to $1.83 million, primarily as a result of opening new cafés. As a percentage of sales, other operating expenses increased from 6.1% to 7.9%. This increase was primarily due to decreased sales.

     General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.70 million, or 14.4%, from $4.85 million to $5.55 million. The increase was primarily due to expenses relating to being a public company such as additional legal and accounting expenses. As a percentage of sales, general and administrative expenses increased from 19.7% to 23.8%, primarily due to decreased sales.

     Provision for asset impairment and store closure relates to the write-down of leasehold improvements at some café locations. Provision for asset impairment and store closure increased by $2.19 million in the thirty-nine weeks ended September 29, 2002, due to the closure of the Westin café located in Seattle in the first quarter of 2002, the closure of the E-Port store located in Chicago in the third quarter of 2002 and a write down of fixed assets. We performed an impairment analysis of our café locations by comparing the carrying amount of the long-term assets to their associated undiscounted cash flows. Because the carrying amount exceeded the associated undiscounted cash flows we recorded an impairment charge. No other store closures are planned in fiscal 2002.

Other (Expense) Income

     Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $0.39 million, or 218.3%, from $0.18 million to ($0.21) million. This decrease was due to the interest expense associated with the new note payable obtained in the second quarter of 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents. As a percentage of sales, other (expense) income increased from 0.7% to (0.9%).

Net Loss

     Net loss increased by $5.24 million, or 124.2%, from $4.23 million to $9.47 million. This increase was primarily due to decreased sales and increased occupancy, general and administrative expenses, and the asset impairment of $2.11 million. As a percentage of sales, net loss increased from 17.2% to 40.6%. The Company recognized no tax benefit from its losses in 2002 and 2001.

     EBITDA for the 39-week periods ended September 29, 2002 and September 30, 2001 was ($6.64) million and ($2.51) million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the 39 weeks ending September 29, 2002 and September 30, 2001 was $4.53 million and $4.43 million, respectively. Net cash used in operating activities resulted primarily from net loss before non-cash charges.

     Net cash used in investing activities for the 39 weeks ending September 29, 2002 and September 30, 2001 was approximately $2.24 million and $1.90 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to cafés opened in 2001 and 2002. During the 39 weeks ended September 29, 2002 we opened five additional cafés.

     Net cash provided by financing activities for the 39 weeks ending September 29, 2002 was approximately $1.34 million. The financing activities consisted primarily of cash received from the net proceeds of $1.61 million in debt financing ($1.25 million from Laurus and $0.36 million from revolving line of credit), and a $0.07 million decrease in the book overdraft. Net cash provided by financing activities for the 39 week ending September 30, 2001 was $15.20 million. Net cash provided by financing activities in the first three quarters of 2001 resulted primarily from the issuance of capital stock, which was partially offset by financing costs, the repayment of the line of credit of $2.0 million in May 2001 and scheduled principal repayments primarily relating to delivery vehicle financing. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.7 million.

     We have lease obligations in 2002 of $2.9 million which are due primarily to operating leases on our facilities, of which $2.2 million has been paid. Capital vehicle leases make up $0.1 million of our total 2002 lease obligation. A small portion of our 2002 lease obligation is for office equipment. The increase in rental expense in future years is not material. The lease obligation amount will increase with the addition of each new café.

     At December 30, 2001, we had the contractual cash obligations as set forth in the table below. The $1.25 million convertible debt and the $0.36 million in additional financing is not included in the table. For a description of the $1.25 million and $0.36 financings, see below:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

		(in thousands)
Capital Lease Obligations	$612	$139	$278	$166	$29
Operating Leases	14,838	2,792	5,313	4,253	2,480
Other Long-Term Obligations	38	38	—	—	—

Total Contractual Cash Obligations	$15,488	$2,969	$5,591	$4,419	$2,509

     Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception through September 29, 2002, we have raised cash of approximately $64.2 million from sales of preferred stock, convertible debt and common stock. In addition to funding capital expenditures, which have approximated $28.5 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through the 39 weeks ending September 29, 2002, we have incurred net losses of approximately $57.6 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain unprofitable operating properties, continued during 2002.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $64.5 million at September 29, 2002. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

     On June 18, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the issuance of a 14% convertible note to the Laurus Master Fund, Ltd. in the amount of $1.25 million and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note matures on December 18, 2003, and is collateralized by all of our assets. The note is initially convertible into 1,041,667 shares of out common stock at $1.20 per share. The conversion price and the number of shares into which the note is convertible are subject to adjustment for stock splits, dilutive issuances, defaults and, in the case of conversion at the Company’s option, the prevailing market price at the time of such conversion. Net proceeds to us after paying escrow fees, legal fees of Laurus and a fee to Laurus’ fund manager were $1.14 million. The Company recorded a debt discount of approximately $0.22 million related to the issuance of the warrants and the beneficial conversion features. The note was convertible into common stock from the date of issuance. Accordingly, the Company fully recognized the beneficial conversion feature of approximately $0.11 million as interest expense during the period. For a more detailed description of the financing, see “Sales of Unregistered Securities” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. For certain risks related to this financing, see the risk factors set forth in Exhibit 99.1 to this report. As of September 29, 2002, the unpaid principal and accrued and unpaid interest under the convertible note was approximately $1.2 million.

     On August 30, 2002, the Company entered into a $1.0 million nonconvertible revolving credit line based upon and secured by the Company’s accounts receivable. A fee equal to 0.0667% is applied to the outstanding daily balance (equivalent to 2% per month). As of September 29, 2002, the Company qualified for approximately $0.36 million under this credit line and this amount had been fully drawn. The credit line has a term of 12 months.

     On October 3, 2002, the Company completed a $0.5 million financing by issuing a nonconvertible note to a commercial bank. The note bears interest at an annual rate of 3.59% and is secured by a certificate of deposit from Victor D. Alhadeff. The note matures on March 31, 2002. Interest on the note is payable monthly.

     The Company is currently in negotiations to offer and sell up to $2.0 million in secured convertible notes to Flying Food Group or one or more of its affiliates. The Company is also in initial discussions with institutional investors for an additional $3.0 to $4.0 million of capital. While the Company negotiates these additional financings, it is attempting to conserve cash to the greatest extent permitted while continuing to operate its business by reducing expenses and by delaying or deferring payments to certain of its suppliers and on certain of its leases. As of the date of this report, FFG or its affiliates have purchased demand notes having an aggregate principal amount of $0.35 million. These notes are secured by the Company’s assets and will convert into, and be part of, the $2.0 million investment once the terms of such investment has been finalized. The Company has used the proceeds received to date, and will use the proceeds received in the future, to pay down existing debts and for general working capital. There can be no assurance that the investor will purchase additional demand notes in amounts sufficient to meet the Company’s immediate capital needs. The investor may require payment on the demand notes at any time.

     At September 29, 2002, we had cash and cash equivalents of approximately $0.76 million. Since September 29, 2002, we have used a combination of cash and cash equivalents, operating revenues and the proceeds of demand notes purchased by the investors to meet our immediate cash needs; however, we will need additional capital in the immediate future in order to continue operating our business. We are attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of our leases. We believe that, if we successfully complete our $2.0 million convertible note financing on terms favorable to us (of which we have already received $0.35 million in the form of demand notes), the proceeds of the convertible note financing will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2002, depending upon our fourth quarter revenues and the success of our proposed outsourcing of central kitchen functions to FFG. Thereafter, we will need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion and respond to competitive pressures. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations. If we are unable to find sufficient financing within the required timeframe on terms favorable to us, we may be required to discontinue our operations.

     The Company is negotiating with FFG to produce its food at FFG’s central kitchens. FFG has central kitchen facilities in each of the Company’s geographic markets. The Company’s intent is to close its own central kitchens following the move of the food preparation operations to FFG. Briazz anticipates that all of its central kitchens will be closed by mid December. The Company believes that outsourcing its food production to FFG would maintain the advantages of central kitchens, while limiting overhead. The Company believes that outsourcing its food production would also allow it to move into new geographic markets more quickly, and allow it to work with FFG cooperatively to better serve shared customers. Although the Company believes that outsourcing its central kitchen functions will result in significant cost savings to the Company, the negotiations and transition are not sufficiently finalized to permit the Company to provide guidance regarding the magnitude of anticipated savings. There can be no assurance that the negotiations with FFG regarding food preparation will be successful, that the transition to a third-party’s central kitchens for food preparation will be completed or that the Company will be able to realize anticipated cost savings.

     In conjunction with the closure of the central kitchens, the Company will reduce the operational complexity of the business and the related general and administrative expenses. In addition to the expected savings resulting from its central kitchen closures, the Company expects to reduce its overhead by eliminating approximately 15 to 17 corporate positions. The Company has begun and expects to complete these reductions by mid December.

     Due to the Company’s decision to move its food preparation to FFG, the Company is reevaluating its grocery business and will be withdrawing from the test with Albertson’s.

     For additional information regarding the Company’s proposed financing and outsourcing plans, see “Overview” above. For certain risks relating to the Company’s liquidity and capital resources, the terms of its convertible debt financings and its proposed outsourcing of central kitchen functions, see the risk factors set forth in Exhibit 99.1 to this report.

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

EQUITY-BASED COMPENSATION

Stock options

     In February 2002, the board of directors approved a grant of options to purchase approximately 29,000 shares of common stock to employees with exercise prices of $1.66 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

     In June 2002, the board of directors approved a grant of options to purchase approximately 81,000 shares of common stock to employees with exercise prices of $1.26 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

     In August 2002, the board of directors approved a grant of options to purchase approximately 120,000 shares of common stock to employees with exercise prices of $0.69 per share. Since the exercise price was equal to the fair value at the date of grant, no deferred compensation was recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and Form 8-K reports.

(b) Changes in Internal Controls

     There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     BRIAZZ is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Changes in Securities

     There have been no changes in our registered securities.

(b) Sales of Unregistered Securities

None.

(c) Use of proceeds

     On May 1, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (Commission File No. 333-54922). Net proceeds to BRIAZZ, after deduction of $2.4 million in underwriting discounts, commissions and other expenses from the initial public offering totaled $13.6 million. In 2001, we spent $3.8 million on capital purchases and $2.0 million for the repayment of line-of-credit borrowings and scheduled principal repayments primarily relating to delivery vehicle financing. In 2002, we spent $1.85 million on capital purchases, including $1.65 million on the build-out of new cafés and $0.17 million on our new point of sale system, order entry system and our internet web site, and we spent $4.13 million on working capital requirements. As of September 29, 2002, we had used all of the net proceeds of our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On August 6, 2002, we were notified by Nasdaq that we were out of compliance with the Nasdaq National Market rule that requires a Nasdaq National Market listed company maintain a $5.0 million minimum aggregate value for its shares held in public float. Nasdaq informed us that, if we were unable to regain compliance with the rule for a minimum of 10 consecutive trading days prior to November 5, 2002, unless we had applied and were accepted for listing on the Nasdaq Small Cap Market, we would be provided with written notification that our shares would be delisted.

     On August 20, 2002, we were notified by Nasdaq that we were out of compliance with the Nasdaq National Market rule that requires a Nasdaq National Market listed company maintain a $1.00 minimum bid price for its traded securities. Nasdaq informed us that if we were unable to regain compliance with the rule for a minimum of 10 consecutive trading days prior to November 18, 2002, unless we had applied and were accepted for listing on the Nasdaq Small Cap Market, we would be provided with written notification that our shares would be delisted.

     On November 6, 2002, we were notified by Nasdaq that we had not regained compliance with the mininum public float requirements and that our shares would be delisted at the opening of business on November 14, 2002. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review Nasdaq’s determination. We will continue to trade on the

Nasdaq National Market pending the outcome of these proceedings. There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements or that the panel will grant our request for continued listing on the National Market. If we are unable to maintain our National Market position, we expect to apply for quotation on the Nasdaq SmallCap Market. We do not currently meet the SmallCap Market requirement that a company maintain a minimum bid price of $1.00; however, Nasdaq will as a matter of policy permit a company that has been delisted from the National Market to take advantage of the 180-day grace period provided by the SmallCap Market for regaining compliance with this rule, provided that the company meets the other requirements for continued listing on the SmallCap Market. Nasdaq has informed us that if we began quotation on the SmallCap Market, we would have until February 18, 2003 to regain compliance with the rule unless a further grace period was available. There can be no assurance that we will be able to regain compliance with this requirement, or that any application made by us for quotation on the SmallCap Market will be accepted. If we are delisted from the National Market and are not accepted for quotation on the SmallCap Market, our shares may continue to trade on the Over-the-Counter Bulletin Board.

     On October 31, 2002, Mr. Alhadeff was appointed as our Chief Financial Officer and Secretary to succeed Tracy Warner, who has resigned to pursue other opportunities. Mr. Alhadeff continues to serve as our President, Chief Executive Officer and Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Stock Certificate.
10.1(1)(2)	1996 Amended Stock Option Plan.
10.2(1)(2)	Form of Option Agreement (Fresh Options prior to February 2001)
10.3(1)(2)	Form of Option Agreement (other options prior to February 2001)
10.4(1)(2)	2001 Employee Stock Purchase Plan.
10.5(2)	Form of Warrant.
10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7(2)	Retail Lease between BRIAZZ and Benaroya Capital Company regarding 1100 Olive Way, Seattle, WA dated November 6, 1998.
10.8(2)	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.9(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.10(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.
10.11(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.
10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.16(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
10.17(1)(2)	Form of Option Agreement (all options since February 2001)
10.18(3)	Securities Purchase Agreement dated June 18, 2002 between BRIAZZ and Laurus Master Fund, Ltd.
10.19(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000
10.20(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002
10.21(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002
10.22	Form of Secured Convertible Demand Note
99.1	Risk Factors
99.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922)

(3)	Incorporated by reference to our Form 8-K filed on July 18, 2002

(b)  Form 8-K

     The Company filed a Form 8-K on July 18, 2002 to file certain agreements related to its $1.25 million convertible debt and warrant financing.

     The Company furnished a Form 8-K on September 6, 2002 to report a reduction in workforce.

     The Company furnished a Form 8-K on September 13, 2002 to report a new revolving credit line secured by its accounts receivable.

     Information furnished in a form 8-K pursuant to item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934 as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC

Date: November 18, 2002	By:	/s/ Victor D. Alhadeff

	Name:	Victor D. Alhadeff
	Title:	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

CERTIFICATIONS

     I, Victor D. Alhadeff, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of BRIAZZ, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BRIAZZ, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Victor D. Alhadeff

Victor D. Alhadeff Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors