Form 10-K
period 2002-12-29
BRIAZZ INC
filed 2003-03-31
CIK 1045598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-32527

Briazz, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1672311
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3901 7th Avenue South, Suite 200

Seattle, Washington 98108
(Address of principal executive offices)

Registrant’s telephone number: (206) 467-0994

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on Nasdaq as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2002, was $4,048,585.

      The number of shares of the registrant’s Common Stock outstanding as of March 24, 2003, was 5,990,916.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in May 2003 are incorporated by reference into Part III.

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6: Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions and Related Stockholder Matters.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT 3.1.1
EXHIBIT 3.2
EXHIBIT 4.2
EXHIBIT 10.15
EXHIBIT 10.22
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 23.1
EXHIBIT 99.1

BRIAZZ, INC.

December 29, 2002

      Unless the context indicates otherwise, the terms “we,” “us,” “our,” the “Company,” or “BRIAZZ” refer to BRIAZZ, INC., a Washington corporation.

FORWARD LOOKING STATEMENTS

      Certain statements in this Annual Report (“Annual Report” or the “Report”) constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of BRIAZZ, Inc., or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Any such forward-looking statements are not guarantees of future results or performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of our operating results, our ability to obtain additional financing on terms favorable to us, or at all, our ability to compete successfully, our ability to successfully transition food production to third parties, our reliance upon Flying Food Group, L.L.C. (“FFG”), our ability to meet our obligations, actions of our debt holders, landlords and suppliers, office occupancy, our ability to maintain current café locations and secure new ones, food and labor costs, operation in only four geographic areas and the other risks and uncertainties described under “Business — Risk Factors” in Part I of this Annual Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

PART I

Item 1.     Business.

      Overview — BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

      We currently operate a total of 45 cafés in Seattle, San Francisco, Chicago and Los Angeles. Our growth strategy is to open new cafés in our existing markets and, when appropriate, enter into new markets served by one of the central kitchens of FFG or another suitable supplier. In the future, we anticipate growth not only through Company owned cafés, but possibly as well through franchising in one of our existing markets or in new markets.

      Our target customers are office workers. Our cafés are conveniently located either in city center locations with a high density of office buildings and retail foot traffic or within individual office buildings where we serve as an amenity for building tenants. To satisfy the demands of our time-constrained customers for lunch, breakfast and between-meal snacks, we design our cafés for quick service. Refrigerated display cases offer easy access to pre-packaged food items.

      We contract with FFG to assemble and package substantially all of our food products used at our café locations and in our branded sales in Chicago, Los Angeles and Seattle and intend to outsource our remaining food production in San Francisco and close our central kitchen in that market by the end of the second quarter of 2003. Contracting with a third party, such as FFG, allows us to reduce our overhead in our existing markets and allows us to lower the costs of entry into new markets served by its existing central kitchens. FFG has a right of first refusal to supply products in new markets we may expand into, but it is not required to do so. We and FFG have agreed at this time it would be in both parties best interest to seek a third party central kitchen operator due to limited production space in the FFG kitchen in San Francisco. We may either, outsource to a third party, make arrangements with FFG to produce within their kitchen, or continue to operate our own kitchen in San Francisco. At this time we are in negotiations with two third party kitchens. There can be no guarantee that we will successfully complete those negotiations. See the Section entitled “Central Kitchens; Flying Food Group Production Agreement.”

      Competitive Strengths — Subject to available funding, we intend to expand our presence in our existing markets and expand into new markets. The following are central factors in our business strategy and in order to achieve our planned expansion goals, we intend to leverage the following strengths:

Well-defined business concept — Over the past seven years, we have refined our menu selections and café presentation, reduced unit production costs and established enhanced real estate guidelines for new locations.

Diverse, high-quality product offerings. We offer a diverse range of menu items designed for broad appeal to our target customers. We also offer varying portion sizes for selected salads and sandwiches. We believe our product selection, ranging from traditional foods, such as Cobb salads and tuna sandwiches, to gourmet foods, such as tarragon chicken sandwiches, attracts new customers and increases the frequency of visits by repeat customers. We have placed increased emphasis on hot menu items with significant focus on a line of Hot Panini Sandwiches.

Frequent menu changes. Our goal is to introduce new food selections to our customers approximately quarterly. We also adjust our menu seasonally, for instance, by offering a larger variety of hot soups and hot sandwiches during the winter months and a larger variety of salads during the summer months.

Speed and quality of service. We have designed our cafés to serve a large number of customers in a very short period of time and to allow easy movement within the café from entry to exit. In addition, because our café employees are not preparing most of the food products, they can focus their attention on customer service.

Range of prices. Our entrees range in price from $2.99 to $6.49. In addition, our multiple price point strategy allows customers to select their own meal combinations, such as a soup and salad or a soup and sandwich, providing further flexibility in offering meals to fit differing budgets.

Multiple distribution channels. For the convenience of our corporate customers, we deliver box lunches and catered platters for in-office meetings through our fleet of trucks and vans. We also deliver to selected wholesale customers.

Central kitchens. We currently contract with FFG for our food preparation in Chicago, Los Angeles, and Seattle and intend to outsource food preparation in San Francisco to another company by the end of the second quarter of 2003. Contracting with third parties such as FFG allows us to eliminate the carrying cost of excess capacity that was endemic to maintaining our own central kitchens. In addition, the use of central kitchens (whether our own or belonging to a third party) allows us to locate cafés on smaller sites and sites without the ventilation required for an on-site kitchen.

Strategic café locations. We locate our cafés primarily in areas with many office buildings or within individual buildings where we serve as an amenity for building tenants. Amenity locations are typically sites on the ground floor or in the plaza of an office building and are often leased at favorable rates because they offer conveniences to building tenants. In addition, for cafés in amenity locations, very little marketing is required due to the high visibility of the café within the building and the comparatively low level of competition within the building.

      Growth Strategy — We believe that measured growth opportunities exist for us both in our current markets and in new markets. Our key strategies to drive growth are:

Increase our penetration in existing markets. Subject to available funding and general economic conditions in the downtown corridors we serve, our expansion plans in our current markets call for the establishment of new cafés and an increase in our distribution capabilities to expand our sales from box lunches, catering platters and wholesale accounts. We believe that the opportunity exists to add several cafés in our existing geographic markets over the next five years.

Amenity locations. In selecting sites and opening new locations, we will pursue a strategy of opening cafés primarily in amenity locations. We believe these sites often have a built-in barrier to entry because there are typically no other sites available in the building to potential competitors, or competition within the building is limited.

Real estate initiatives. We opened five cafés in 2002. We closed a café during the first quarter of 2002. This closure resulted from decreased sales as the cafe’s building occupancy shifted from normal office occupancy to a data-center. We closed a second café in the third quarter of 2002 as a result of occupancy levels being significantly below capacity in the building the café was located. We closed one low volume café in first quarter of 2003 and may close an additional two to three cafes in the first half of this year subject to our ability to successfully negotiate release from our leases in locations that are being considered for closure.

Distribution capabilities. We believe there is a significant market for our box lunches and catered meals outside the highly competitive city centers. In city centers, we are one of numerous food options for customers who need meals delivered. Outside city centers, however, the options are more limited. Because our food products are distributed through a central kitchen, our distribution area for box lunches and catered meals is not limited to the geographic areas where our cafés are located. Customers place orders directly with our branded sales department by phone, fax or through our web site. In the first quarter of 2003 we established a national call center to receive all box lunch and catering orders. This decision was made to improve service and reduce costs. We plan to implement a centralized national outbound telemarketing program for box lunch and catering sales. The call center and outbound sales effort will operate from the our headquarters in Seattle.

Expand into new geographic markets. In the next few years, we intend to expand into new geographic markets. Although we have not yet identified specific new markets, we believe many of the 25 largest metropolitan areas in the United States, as well as certain international cities, are suitable for potential expansion of BRIAZZ operations and brand. Our general preference is to expand first into markets where an existing food supplier has a central kitchen facility. This strategy would allow us to reduce the initial capital outlays necessary to enter a new market. When appropriate, and subject to available funding, we intend to enter into new markets by concurrently opening cafés and initiating delivery of box lunch and catering services. It typically takes eight months to open a new café from the date of signing the lease.

Develop franchising channels. We are in the final stages of developing our expansion plans. At this time the focus is to develop a franchise program and for the emphasis to be on franchising new stores. The initial focus will be in current markets. Longer term we seek to expand as a franchiser into new markets.

Build brand awareness. We believe that sales of our branded food products through our cafés and other distribution channels reinforce our image as a provider of fresh, high-quality lunch and breakfast foods and between-meal snacks. We currently build brand awareness through café visibility, branded delivery vans and trucks and product packaging. We are engaged in a number of marketing initiatives designed to further build brand awareness, such as in-cafe promotions, redesigned signage for our cafés and new wholesale relationships.

      History — Victor D. Alhadeff founded BRIAZZ in 1995, after recognizing the convergence of two consumer trends: decreasing time for lunch and breakfast and an increasing desire for high-quality, healthy food at affordable prices. Mr. Alhadeff founded BRIAZZ on the belief that demand for healthy, premium foods served quickly and conveniently could be met through the sale of pre-packaged food items from open, self-serve refrigerated cases. In September 1995, the first BRIAZZ café in Seattle, Washington was opened. We expanded our operations into San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998 and now operate 45 cafes.

      Our Menu — We offer sandwiches, salads and soups, as well as a variety of fresh baked goods, juices, gourmet coffees and fresh fruit. Within each basic product category, such as sandwiches, salads, soups and baked goods, we strive to offer a large number of choices. On average, we offer approximately 300 different items in our cafes.

      Our food products are made with high-quality, fresh ingredients and are served in our cafes, in box lunches or on our catered platters within 24 hours. We develop our menu and recipes to provide flavorful choices, ranging from the traditional to the gourmet. Our sandwiches are made with a variety of traditional and artisan breads.

      We are committed to an ongoing process of introducing new food items approximately quarterly. New food items are introduced based on factors including food trends, customer input and test marketing in a limited number of cafes. From time to time, we remove seasonal and less popular items from our menu. In response to customer requests, we now offer hot panini sandwiches in each of our geographic markets. Cafés with this new design generate more of hot food sales compared to an overall company average. We anticipate any new cafés will be designed with a merchandising focus on hot food. We also offer a line of hot sub sandwiches in the Chicago market and now have hot sandwiches in 35 of our 45 locations. We are testing rapid cook technology that, if successful, will enable us to offer hot menu items in all locations. The ability to expand with rapid cook technology is dependent upon successfully completing our financing activities in order to have adequate capital to purchase or lease this equipment. In addition, to keep our product offering current, we adjust our menu on a seasonal basis. For example, we offer a larger variety of hot soups and sandwiches during the winter months, and a larger variety of salads during the summer months.

      We constantly re-evaluate our pricing structure to maintain strategic price points. Recently, we reduced the price of our popular panini sandwiches to $3.79 in most locations to provide our budget minded customers with another attractive meal option. In addition, we are testing a value menu were you can get 40 items for under $4. We believe that these initiatives will attract consumers who would otherwise be reluctant to purchase their meals due to general economic concerns.

      We derive the majority of our café sales from sandwiches, salads and soups. Our sandwiches and salads are prepared by central kitchens operated by FFG or ourselves and our soups are prepared by Stockpot Soups, a division of the Campbell Soup Co. Our beverage selection includes Starbucks coffee, fresh juices and other brand-name beverages. Our baked goods include bagels, muffins, pound cakes, scones and cookies. We have recently completed a program of new in store signage bringing greater Starbucks brand awareness within Briazz café’s. In addition we are now selling Starbucks coffee by the pound, certain Starbucks merchandise such as cups, and certain Starbucks branded mints and gums. Cookies are baked in ovens in our cafes, providing fresh cookies to our customers and filling the cafés with the aroma of baking cookies. In the morning and after lunch, the majority of café sales consist of beverages and fresh baked goods. During the breakfast hours, we offer a selection of hot egg sandwiches on an English muffin, as well as hot oatmeal, along with other pre-packaged items for takeaway.

      Most of our products are pre-packaged for convenience and labeled with our logo and a list of ingredients, which, in combination with clear packaging material, allows for easy product and ingredient identification and additional branding.

      Our Distribution Channels — Our food products are distributed through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers, and through selected wholesale accounts. These distribution channels are designed to increase market penetration within each geographic market.

      Cafés — Our cafés are typically open from early morning to late afternoon. These hours of operation are designed to capture the breakfast, lunch and afternoon traffic. Typically, our cafés have one or two managers supported by senior hourly “lead” employees. Each hourly employee is trained to facilitate speed and quality of service, performing such functions as cashiering, limited food preparation, coffee and other drink preparation, greeting customers and bussing tables.

      Under the guidance of a district manager, each café manager or lead employee is responsible for ordering the appropriate products and quantities from the central kitchens. To aid in this process, we have developed extensive cafe-level reports that provide managers with trend and product-volume information. The use of these reports helps ensure adequate inventory levels and helps reduce the amount of unsold products.

      Of our 45 company-owned cafes, approximately half are amenity locations. The size of our cafés ranges from approximately 170 square feet in the Wrigley Building in Chicago to 3,800 square feet in the 525 Market building in San Francisco. Our cafés sell an extensive selection of BRIAZZ branded and third-party products and incorporate a distinctive decor that is instrumental in building the BRIAZZ brand.

      We believe our target customers place a high priority on speed of service. Accordingly, we strive to make the entire process of selecting and purchasing products require less than five minutes inside our cafes, even during the lunch hour rush. We have designed our cafés to serve a large number of customers in a very short period of time and to allow easy movement within the cafés from entry to exit. Most food items are clearly labeled and selected from self-serve refrigerated cases, requiring minimal employee assistance. The hot items on our menu, such as soups, hot subs and paninis, can be served quickly. This focus on speed and convenience caters to the time-constrained individual and, we believe, builds a loyal customer base.

      The preparation of food products at central kitchens, either operated by FFG or ourselves, minimizes the space required for food preparation in our cafes. Generally, our customers consume their purchases elsewhere; we do, however, provide a limited number of tables and chairs at some cafés for customers who wish to eat on the premises.

      Box Lunches and Catered Platters — We deliver box lunches and catered platters in each of our four geographic markets. We provide service to customers in the vicinities of our cafés and to customers whose business sites are located outside these vicinities. Our box lunches come in a BRIAZZ branded box and include a BRIAZZ branded sandwich or salad entree, complemented by a bag of chips, a beverage, a fruit cup and a cookie or brownie. Catering choices include breakfast trays, sandwich platters, salad bowls, party platters, dessert trays and cold beverages. Box lunches and catered platters are delivered by employees wearing BRIAZZ uniforms driving BRIAZZ branded trucks or vans. Our target customers are companies that order food items for participants of in-house business meetings.

      We receive box lunch or catering orders on a daily basis by telephone, fax and through our web site. We developed the web site in 1999 in response to requests from corporate customers for online ordering capabilities. Substantially all of our orders are filled at a central kitchen and delivered directly to the customers. We have consolidated the box lunch ordering into a call center in Seattle to improve service and reduce costs. We have determined that outbound telemarketing has the potential to be a profitable method of developing new business for our box lunch and catering business. Our plans are to consolidate all outbound telemarketing and grow the telemarketing team from one employee currently focusing on Southern California to 4 to 8 telemarketers who will be able to telemarket into each of our markets.

      Wholesale Accounts — We have completed an extensive financial analysis of our wholesale business. Based on that analysis we made a determination that the economics of wholesale accounts did not support the grocery segment and, accordingly, we voluntarily withdrew our products from QFC at the end of 2002. In addition, we terminated the test with Albertson’s in October 2002, and the test with Target in 2003.

      We remain highly committed to growing profitable wholesale accounts. Accounts such as Tully’s and Seattle’s Best Coffee remain attractive since they do not require the same level of discount that is required by the grocery segment. We also have established a successful business relationship with Sodexho primarily serving the Washington State Ferries and Sodexho vending. At this time we are in negotiations for a national agreement with Sodexho that has the potential to enable us to expand our relationship with Sodexho into other markets, such San Francisco and Los Angeles.

      BRIAZZ and FFG are working together, to sell, service and support the Starbucks account. Prior to establishing a business relationship with BRIAZZ, FFG was and is a supplier to Starbucks in Chicago, New York and Los Angeles. BRIAZZ and FFG are currently working together to supply sandwiches and salads to approximately 120 Starbucks stores in Chicago under the Starbucks brand. FFG is currently a supplier to Starbucks in New York providing sandwiches and salads to approximately 70 Starbucks locations. Working together with FFG, it is anticipated that BRIAZZ and FFG will supply approximately 90 Starbucks locations with a new menu that will be introduced at the end of April 2003. In this relationship BRIAZZ plays an active role in sales, menu development, and marketing support. FFG has total responsibility for the production of the menu. All products are prepared at the central kitchen and are picked up daily by a third party distribution company that is paid by Starbucks. At this time, there are no written agreement among us, FFG and Starbucks regarding these relationships.

      Distribution Logistics — Most of our products originate at an FFG- or Company-operated central kitchen and are transferred to various distribution points by our fleet delivery trucks and vans, many of which are refrigerated. We deliver food products at different times of the day, allowing us to use our fleet throughout the day. For example, our trucks and vans deliver each day’s food products to our cafés very early in the morning. Our fleet delivers food products to our wholesale accounts mid-morning and delivers box lunches and catered platters at lunchtime. We pick up leftover food products from our cafés at the end of each day. Most unsold food is donated to charity through America’s Second Harvest, a hunger relief organization, or its affiliates.

      Central Kitchens; Flying Food Group Production Agreement — Until December 2002, we operated a central kitchen in each of our geographic markets. Our central kitchens prepared, assembled and distributed substantially all of our food products. Establishing a central kitchen in each of our geographic locations was intended to enable us to deliver consistently high-quality, affordable food at an attractive unit cost. During 2002, we recognized that the costs of carrying excess capacity at our central kitchen facilities outweighed the benefits of potential rapid expansion in food output and that our current utilization rates did not achieve the economies of scale that we had envisioned. As a result, we entered into an agreement wherein we agreed to purchase our branded food from FFG. FFG maintains central kitchens in our existing markets and, therefore, was in an ideal position to support our operations. Accordingly, we have been gradually phasing out our central kitchens. As of December 29, 2002, we had completed our transition to purchasing food products from FFG and closed our central kitchens in Chicago and Los Angeles. By the end of February we had also closed our Seattle central kitchen and begun purchasing food products from FFG in that market. We believe that using third party central kitchens will significantly reduce our overhead without significantly impacting our capacity. FFG also has central kitchens in additional markets, allowing us the potential ability to rapidly enter new markets without the capital outlays traditionally involved in establishing a central kitchen facility. Under our food product agreement, FFG has a right of first refusal to provide us with our food products in additional markets we may enter; however, FFG is under no obligation to do so.

      Under the food production agreement with FFG dated December 1, 2002, FFG has agreed to manufacture and package all food products we sell in our existing markets for the term of the agreement. We will pay FFG for its actual cost incurred in production of the food items plus a profit factor to be negotiated. The agreement allows us to change our menu items provided we give reasonable notice to FFG and the number of items on our menu remains relatively constant. In addition, the agreement generally prohibits FFG from using our trademarks for its own purposes. However, it does not forbid FFG from using the same food formulations, recipes or ingredients for products that it sells to the food service industry.

      As part of the agreement, we agreed to transfer production of our food products over to FFG in a multi-staged process. As part of this process, we have already transferred food production to FFG facilities in the Chicago, Los Angeles and Seattle markets. As part of this transition, we agreed to transfer to FFG, without charge, any of our central kitchen equipment that may be requested by FFG. If the production agreement is terminated within one year following commencement of production, FFG will return the equipment to us. Otherwise, FFG will retain all transferred equipment.

      The agreement provides that our rights and remedies for any breach by FFG of its representations, warranties and covenants under the agreement are limited to (i) actual damages of up to $50,000 if FFG’s failure to assume food production in a particular market results in us being unable to take advantage of a subleasing opportunity for our central kitchen in that market, (ii) our ability to reject nonconforming products or recover the actual costs of nonconforming products, (iii) indemnification by FFG for any claims or other liabilities arising from any personal injury resulting from the use of nonconforming products, and (iv) our ability to terminate the agreement as to a specific geographic market in which a breach has occurred. The agreement provides that we are not entitled to any additional damages in the event of a breach by FFG, including actual or consequential damages resulting from lost sales or lost profits. In addition, we are not entitled to terminate the agreement in the event of a breach by FFG, except by terminating the agreement as to the specific geographic market in which the breach occurred.

      The agreement has a term of ten years subject to earlier termination (i) by FFG upon 180-days’ notice if we fail to obtain shareholder approval for the issuance of common stock upon the conversion of shares of Series D Preferred Stock held by FFG’s affiliate by April 30, 2003 or (ii) by either party if the other party becomes insolvent. In addition, the agreement may be terminated in specific markets (i) by the non-defaulting party in the event of a default in a specific market by the other party or (ii) by us if FFG is not able to resume production within 60 days of a Force Majeure event, until FFG can resume production in the specific market. After the initial ten-year term, the agreement renews automatically for successive one-year terms unless terminated by either party on one-year’s notice.

      We and FFG have agreed at this time it would be in both parties best interest to seek a third party central kitchen operator due to limited production space in the FFG kitchen in San Francisco. We may either, outsource to a third party, make arrangements with FFG to produce within their kitchen, or continue to operate our own kitchen in San Francisco. At this time we are in negotiations with two third party kitchens. There can be no guarantee that we will successfully complete those negotiations.

      At this time we are in negotiations with two third party kitchens. There can be no guarantee that we will successfully complete those negotiations.

      Our remaining central kitchen in San Francisco functions as a food preparation, assembly and distribution hub. Central kitchen functions include ingredient preparation, baking, and assembly and packaging of food products. The central kitchens are designed to benefit from the economies of scale generated by high unit-production volumes. However, our central kitchens have traditionally run significantly below capacity diminishing the actual economies of scale.

      A key element of our brand-building strategy is to maintain consistent product quality through our comprehensive quality assurance programs. As part of our food production agreement with FFG, FFG must ensure that all products sold to us meet state and federal standards and must maintain a Hazard Analysis Critical Control Point (HACCP) program similar to the program maintained at our remaining central kitchens. FFG must also indemnify us for damages arising from their failure to provide us with food meeting these standards. In our remaining central kitchens, the managers compile and analyze daily reports that detail key central kitchen statistics, including total production, production by business unit, labor as a percentage of sales and labor cost per unit produced. Our quality assurance programs include the HACCP program for use in our central kitchens and the ServSafe Training Program for use in our cafés and central kitchens, which training program was created by the Education Foundation of the National Restaurant Association. In addition to our quality assurance and safety programs at our cafés and central kitchens, all delivery vehicles used to deliver food requiring refrigeration are refrigerated for food safety.

      Employee Training and Development — We have developed a comprehensive program to train employees in customer service, operations and product knowledge. We provide product and customer service training to all employees. Our retail employees are exposed to a high level of product training. We believe that our personnel must be able to provide customers with information about the food products we offer. In addition, we believe that customer service training and awareness is critical to our success. We reinforce the importance of training on a daily basis in our retail locations. In addition to product training, we train our café employees in general store operations to achieve and maintain a high level of quality and customer service.

      Purchasing — In the markets where we have switched food production over to FFG central kitchens, FFG procures most of our food ingredients, products and supplies. We pay FFG a handling fee for acquiring products and supplies for our use from third parties. In San Francisco, where we still maintain our central kitchen, our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain high quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our specifications.

      Competition — The quick-service segment within the restaurant industry is highly competitive. We compete on the basis of many factors, including service, convenience, taste, quality, value and price. We believe our menu, the quality of our food, our convenient café locations and our prices allow us to compete with and differentiate ourselves from our competitors. Competitors include sandwich shops, company cafeterias, delicatessens, pushcart vendors, fast food chains, catering companies and other providers that offer quick and inexpensive lunch and breakfast meals and between-meal snacks. Prét a Manger has successfully executed a similar concept in Great Britain and has opened 13 stores in New York City. In addition, in 2001 Prét a Manger announced that it had received a significant equity investment from McDonald’s Corporation. Although Prét a Manger is not a current competitor in any of our existing geographic markets, we may compete directly with them in the future or Prét a Manger may serve as a model for other companies to establish restaurants with a concept similar to ours in markets in which we currently operate or expect to expand. Many of our competitors have significantly more capital, research and development, distribution, manufacturing, marketing, human and other resources than we do. As a result, they may be able to adapt more quickly to market trends, devote greater resources to the promotion or sale of their products, receive greater support and better pricing terms from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily than we can.

      Intellectual Property — We regard our trademarks and service marks as an important factor in the marketing and branding of our products and services. Our registered trademarks and service marks include, among others, the text “BRIAZZ” and our stylized logo. We have registered all of these marks with the United States Patent and Trademark Office. We have registered our ownership of the Internet domain name “www.BRIAZZ.com.” We also own a Washington state registration for “JAVA JUMBLES.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts.

      An individual in Mexico City, Mexico has opened a restaurant called café Briazz and has registered the Internet domain name “www.cafeBRIAZZ.com.” We are attempting to have ownership of the domain name terminated or transferred to us, but we cannot assure you we will be successful. We are not aware of any other infringing uses that could materially affect our business, nor any prior claim to BRIAZZ®, our stylized logo or JAVA JUMBLES that would prevent us from using these marks.

      We have certain copyrights such as the design of our menus, brochures and designs used in connection with our trademarks and service marks, and trade secrets such as recipes, methods and processes, marketing and promotional strategies and proprietary customer lists. We have not recorded any copyrights with the United States Copyright Office.

      In addition to registered trademarks, we consider our food product packaging (typically consisting of a clear plastic container with a bold label and product description), our box lunch packaging (consisting of a brown cardboard box printed with our logo) and the design of the interior of our cafés (consisting of bright lighting, walls lined with well-lit refrigerated cases, and metal designwork) to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register trademarks and trade dress for these features, and therefore cannot rely on the legal protections provided by trademark registration.

      We intend to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of café or retail features based upon, or otherwise similar to, our concept. We may be unable to prevent others, including FFG, from copying elements of our concept and any litigation to enforce our rights will likely be costly and may divert resources away from our day-to-day operations.

      Employees — As of December 29, 2002, BRIAZZ employed 69 full-time salaried employees and 276 hourly employees. Of these employees, 23% were involved in our central kitchens, 14% were involved in our box lunch, catering and wholesale operations, 54% were involved in café operations, and 10% were involved in administrative/corporate functions, including senior management. This was a decrease from 100 full-time salaried and 350 hourly employees at December 30, 2001, a 23% decrease. At March 15, 2003, after the Seattle kitchen closure and other corporate personnel reductions, the number of employees had further declined to 56 full-time salaried and 245 hourly employees, a 13% decrease since December 29, 2002. We believe our relationship with our employees is good. None of our employees is a party to a collective bargaining agreement or represented by a labor union.

      Financial Information About Segments and Geographic Areas — We operate through four reportable segments: Retail, Branded Sales, Kitchens and General & Administrative. Retail consists of sales generated through our cafes. Branded Sales consists of two subgroups: (1) box lunch, catering and vending, and (2) wholesale and grocery. Branded Sales subgroups consists of sales which are aggregated because they have similar economic characteristics. Kitchens consists of unallocated costs of products and packaging, along with unallocated costs of kitchen operations. General & Administrative consists of all costs incurred by the corporate office as well as those administrative costs incurred by retail, branded sales and the kitchens. All sales have been attributed to the United States, and all of our long-lived assets are located in the United States. Segment results for each of our past three fiscal years are provided in the financial statements included in this Annual Report.

      Government Regulation — We must comply with local, state and federal government regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements, and product labeling. The U.S. Department of Agriculture has broad jurisdiction over all meat and poultry products, and separate authority over non-meat and poultry products is exercised by the Food and Drug Administration. State and local jurisdictions also have separate, distinct authority over our food-related operations. Advertising and promotional activities are subject to the jurisdiction of the Federal Trade Commission, which has jurisdiction over all consumer advertising with respect to unfair or deceptive business practices. State and local jurisdictions typically enforce similar consumer protection statutes.

      Our facilities are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant and retail licensing. The development and construction of additional cafés must also comply with applicable zoning, land use and environmental regulations. Various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. In addition, the federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.

      Available Information — BRIAZZ files regular disclosures with the SEC. The public may read and copy any materials BRIAZZ files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information about the SEC’s Public Reference Room may be obtained at 1-800-SEC-0330. BRIAZZ files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers at http://www.sec.gov. Our Internet address is http://www.BRIAZZ.com. The information on our Internet site is not a part of this filing.

RISK FACTORS

Risks Related To Our Business

We Have A History Of Losses And Anticipate Continued Losses In The Future, Which May Have A Material Adverse Effect On Our Business, Our Ability To Implement Our Business Strategy And Our Stock Price.

      We incurred losses of $12.5 million during the fiscal year ended December 27, 1998, $15.4 million during the fiscal year ended December 26, 1999, $6.3 million during the fiscal year ended December 31, 2000,

$6.8 million during the fiscal year ended December 30, 2001 and $15.1 million during the fiscal year ended December 29, 2002. Since inception, we had accumulated net losses of $63.2 million as of December 29, 2002. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business, our ability to implement our business strategy and our stock price.

      There can be no assurance that we will be able to obtain additional financing, increase revenues, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations. Such events would materially and adversely affect our financial position and results of operations.

We Have Not Made Rent Payments on Certain of Our Leases and Payments to Certain of Our Suppliers. If We Are Unable to Meet Our Obligations to Third Parties, We May Be Required to Discontinue Our Operations.

      Due to limitations on capital, we have deferred rent payments on certain of our leases. We have also deferred payments to certain of our suppliers. If our landlords or our suppliers require payments in excess of our available cash, we may be required to close cafes, discontinue use of suppliers, limit our product offerings or cease operations altogether. Any such action by our landlords or suppliers may also cause an event of default under the terms of our debt financings or our other contractual relationships, or adversely affect our relationships with other third parties, all of which would adversely affect our operations.

      We deferred rent payments for our Chicago central kitchen after the closure of that kitchen, and were evicted from the location (which we were no longer using) subsequent to the fiscal year end. In January 2003, the landlord garnished approximately $22,000 from our bank accounts to cover rent for October and November 2002. We are currently negotiating with the landlord to terminate our obligations under this lease.

If We Are Unable to Complete Our Announced Financings in the Immediate Future, On Terms Favorable To Us, We May Be Required to Discontinue Our Operations.

      We have announced that DB Advisors, LLC, an affiliate of Deutsche Bank (DB) has signed a term sheet to purchase up to $3.9 million of senior secured non-convertible promissory notes to fund our immediate capital needs and that we are seeking additional financing of up to a total of $5 to $6 million. Financing completed to date has not been sufficient to meet our immediate capital needs. DB has no contractual commitment to purchase the notes. In addition, we may be unable to obtain additional financing on terms favorable to us, or at all. If we are unable to close the financing with DB or to secure sufficient additional financing in the immediate future or if other creditors require payments in excess of our available cash, we may be unable to make required payments and we may be required to cease operations. If we do secure additional debt financing, we may be unable to comply with the financial or other covenants contained therein or to obtain sufficient cash, through our operations or through additional financings, to repay such debt when it becomes due.

If We Are Unable to Complete Our Announced Central Kitchen Closures and Transition to Outsourcing Our Central Kitchen Functions On Terms Favorable To Us, We May Be Unable to Obtain Additional Financing and Our Business May Be Harmed.

      We have entered into a food production agreement with FFG pursuant to which we are in the process of closing our central kitchens and outsourcing the production and assembly of substantially all of the food products previously made in our central kitchens. We have closed our central kitchens in Chicago, Los Angeles, and Seattle and shifted food production to FFG in those markets. We are therefore highly dependent on FFG in those markets. We intend to close our remaining central kitchen in the San Francisco market and outsource our food production in that market by the end of the second quarter of 2003. The timing and benefits of this transition will depend on a number of factors, many of which are outside our control, including maintaining product quality, ensuring adequate product quantities, the closing of our remaining central kitchen in San Francisco, including the transfer or sale of equipment, termination or transfer of staff and termination or sublease of the space, and transfer of the central kitchen functions to a supplier other than FFG, including hiring, training, production and assembly and coordination of functions. We have had some initial challenges in some markets. The Chicago market has been challenged in giving us consistent service and quality. This has had some impact on our business. We are currently creating solutions to correct this problem. The LA market transition has been more successful. The Seattle market transition has recently occurred and is performing similar to the LA transition. The terms of our food production agreement with FFG provides us with limited remedies in the event that this transition is not successful. If we are unable to complete a smooth and efficient transition to outsourcing our kitchen functions, our retail operations, our financial results and our business may be harmed.

As We Continue to Outsource Our Central Kitchen Functions, We Will Become Increasingly Dependent Upon FFG for the Supply, Quality, Safety and Cost of Our Food Products.

      As we complete our transition to outsourcing of food production, we are, and will continue to be, substantially dependent on FFG for the production and assembly of substantially all of our food products in Chicago, Los Angeles and Seattle. Any failure or delay by FFG to manufacture and assemble our food products, even for a short period of time, would impair our ability to supply our cafés and could harm our business. We have limited control over FFG, and we cannot assure you that we will be able to maintain satisfactory relationships with FFG on acceptable commercial terms. Nor can we assure you that FFG will continue to provide food products that meet our quality standards. Our agreement with FFG may permit FFG to terminate our relationship on short notice. If this relationship were to terminate unexpectedly, we may have difficulty obtaining, manufacturing and assembling our food products, or obtaining adequate quantities of products, at the same quality at competitive prices in a timely fashion, which could limit our ability to adequately supply our cafés and could adversely affect our operating results. If we were unable to find another third party to product our food products on acceptable terms, we might be required to reestablish central kitchens or to discontinue our operations.

We Have Transferred Much of Our Central Kitchen Equipment to FFG, Which Limits Our Ability to Establish New Central Kitchens Should It Become Necessary to Do So.

      As part of the food production agreement with FFG, we agreed to transfer to FFG without charge any of our central kitchen equipment that may be requested by FFG. Pursuant to this agreement, we have transferred certain of our central kitchen equipment to FFG in the Chicago, Los Angeles and Seattle markets. If the production agreement is terminated within one year following commencement of production, FFG will return the equipment to us. Otherwise, FFG will retain all transferred equipment. As a result of the equipment transfers, we will find it necessary to acquire new equipment should we enter into markets where FFG does not have an existing central kitchen or declines to provide services, or should we cease to use FFG in an existing market. Due to the high cost of equipment, any future need to acquire such equipment could have a material adverse effect on our results. Further, we may not be able to acquire necessary equipment in a timely manner and, as a result, may not be able to meet food production requirements. Any failure to acquire necessary equipment could have a material adverse effect on our business and results.

We May Face Competition From FFG or Its Customers Providing Similar Products to Those We Market.

      While the food production agreement with FFG generally prohibits FFG from using our trademarks for its own purposes, it does not forbid FFG from using the same food formulations, recipes or ingredients for products that it sells to the food service industry. FFG may thus compete with us directly by selling the same or similar products to wholesalers that we target for wholesale accounts. In such event, we will not be able to offer products at a competitive price compared to FFG. FFG may also sell such products to wholesalers or retailers with whom we compete. In the event of such sales, we may not be able to offer products at a competitive price compared to wholesalers or retailers who purchased the similar products from FFG because these retailers and wholesalers were not required to invest the large amounts we spend in product development, and may not be required to provide FFG with the same profit factor as we are under the food production agreement. In any such case, we may lose customers to FFG or to these wholesalers and retailers, and our business and results may suffer materially.

If FFG Terminates the Food Production Agreement We May Not Be Able to Find a Timely Replacement or a Replacement At All, Which Would Adversely Effect Our Business.

      The agreement has a term of ten years subject to earlier termination (i) by FFG upon 180-days’ notice if we fail to obtain shareholder approval for the issuance of common stock upon the conversion of shares of Series D Preferred Stock held by FFG’s affiliate by April 30, 2003 or (ii) by either party if the other party becomes insolvent. In addition, the agreement may be terminated in specific markets (i) by the non-defaulting party in the event of a default in a specific market by the other party or (ii) by us if FFG is not able to resume production within 60 days of a Force Majeure event, until FFG can resume production in the specific market. After the initial ten-year term, the agreement renews automatically for successive one-year terms unless terminated by either party on one-year’s notice. If FFG exercises its right to terminate the agreement in total or in a particular market, we may not be able to locate a commercially reasonable replacement in a timely manner or at all. If we were not able to find another source of product or re-establish our central kitchens, our business and results of operations would suffer adversely.

Any Default in the Repayment of the Convertible Note Held By Laurus Master Fund, Ltd. Could Have a Material and Adverse Affect on Our Business, Prospects, Results of Operations or Financial Condition.

      Unpaid principal and accrued and unpaid interest on our $1.25 million convertible note is payable in 7 equal installments on the first business day of each calendar month, beginning with the latter of (i) June 2003 and (ii) the month after the earlier of June 30, 2003 or the closing date of an investment by Deutsche Bank or any of its affiliates. Interest-only payments are required monthly until such time. Although the convertible note provides us with the option of making such payments by issuing shares, we are not permitted to make such payments in shares and are required to make such payments in cash if any of the following events occurs: (i) there fails to exist an effective resale registration statement with respect to the shares; (ii) such conversion of the note would result in the issuance pursuant to the note and associated warrants of more than 1,163,614 shares of common stock, or 19.9% of the number of shares of common stock outstanding on June 18, 2002, unless the issuance of the shares is approved by our shareholders; or (iii) there occurs any event of default. The events of default under the convertible note are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the Nasdaq Stock Market (unless our common stock is subsequently listed on the Nasdaq SmallCap Market, the OTC Bulletin Board or a national securities exchange), or failure to comply with the reporting, filing or other obligations of listing on such market. The principal amount outstanding on the note as of March 1, 2003 was $926,214. Assuming the principal amount of the note was converted on such date by the holder at the fixed conversion price of $0.10, 9,262,142 shares representing more than 60% of the shares of common stock outstanding at such date, post-conversion basis, would be issued. If we default on our obligations under the convertible note, if we fail to have a resale registration statement declared and maintained as effective with respect to the shares, or if a payment is due that cannot be made in stock because it would result in the conversion of the convertible note into more than 1,163,614 shares, we may be required to immediately repay the outstanding principal amount of the convertible note and any accrued and unpaid interest. We do not currently have cash or cash equivalents or available debt or equity financing sufficient to repay such amounts if such repayment is required. Accordingly, we anticipate that additional financing would be required to repay such amounts. We cannot guarantee that such financing would be available on terms favorable to us, or at all. If we could not arrange for such financing on favorable terms, our business and financial results would be materially adversely affected. In the event of any sale or liquidation of our assets to repay such debt, the note holder, as a secured party, would have priority over other creditors and over our shareholders with respect to such assets and the proceeds of such assets.

Any Default in the Repayment of the Note Held By an Affiliate of FFG Could Have a Material and Adverse Affect on Our Business, Prospects, Results of Operations or Financial Condition.

      The principal and accrued and unpaid interest on the $2.0 million note we issued to an affiliate of FFG (referred to herein as “FFG”) is due in March 2004; provided, however, that the note will accelerate and become due on the 45th day after the end of any fiscal quarter beginning with the second fiscal quarter of 2003 in which we fail to obtain positive EBITDA for either (i) such fiscal quarter or (ii) the cumulative period from the beginning of the second fiscal quarter of 2003 through the end of such fiscal quarter. We are obligated to make monthly interest payments commencing in April 2003. The amounts due under the note are secured by a blanket security interest in all our assets. If we are unable to pay any amount when due, FFG may foreclose on are assets and we would be unable to continue as a going concern. We do not currently have cash or cash equivalents or available debt or equity financing sufficient to repay the principal amounts if such repayment is required. Accordingly, we anticipate that additional financing would be required to repay such amounts. We cannot guarantee that such financing would be available on terms favorable to us, or at all. If we can not arrange for such financing on favorable terms, our business and financial results would be materially adversely affected. In the event of any sale or liquidation of our assets to repay such debt, the note holder, as a secured party, would have priority over other creditors and over our shareholders with respect to such assets and the proceeds of such assets.

We May Be Unsuccessful In Developing New Product Lines Or New Distribution Channels For Our Products, Which May Harm Our Business.

      We frequently review and evaluate new product lines and new distribution channels for our products. We may, however, be unable to successfully implement any new product lines or distribution channels after having dedicated considerable management time and financial resources to them. We are currently testing the sale of our food products through Starbuck’s. In the past, we distributed our products through Quality Food Centers, Albertson’s, Safeway, Ralph’s and Dominick’s grocery stores and through Target stores. We also developed a line of dinner foods for home meal replacement that was tested through one of our Seattle cafes. These attempts were unsuccessful and have been discontinued. We have evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. We remain committed to growing profitable wholesale accounts. Inability to successfully develop new product lines or new distribution channels in the future could slow our growth and divert management’s attention from other areas of our business.

Our Growth Strategy Requires Us To Open A Significant Number Of New Cafés In Our Existing Markets. If We Are Not Able To Achieve This Planned Expansion, Our Business May Suffer And We May Be Unable To Achieve Or Sustain Profitability.

      The success of our growth strategy will depend in large part on our ability to open new cafés and to operate our cafés profitably. We do not currently plan to open additional cafés in 2003. In 2001 and 2002, we postponed certain café openings due to lower than expected office occupancy rates and poor market conditions in Seattle, San Francisco and Los Angeles. We cannot assure you that we will be able to achieve our current expansion goals, that we will operate profitably, or, if we do achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Any inability to achieve our expansion goals may adversely affect our financial results or stock price.

      The success of our planned expansion will depend upon numerous other factors, many of which are beyond our control, including our ability to:

•	develop sufficient sales volumes through our cafés to justify expansion;

•	hire, train and retain qualified operating personnel;

•	identify and obtain suitable café sites at favorable lease terms;

•	timely develop new cafes, and manage construction and development costs of new cafés and;

•	secure required governmental approvals and permits, and comply with ongoing and changing regulatory requirements; and compete successfully in our markets.

      In the past, we have closed cafés because they did not generate sufficient revenues and we cannot assure you that additional cafés will not be closed. For the year ended December 29, 2002, our same-store sales decreased compared to the prior fiscal year. If our same-store sales continue to decline or fail to sufficiently improve, we may be required to close additional cafes. The closing of a significant number of cafés or the failure to increase same-store sales could have an adverse impact on our reputation, operations and financial results.

We May Not Be Successful In Implementing Our Business Strategy, Which Would Impede Our Growth And Operating Results.

      Our business strategy is to focus our retail expansion on cafés in amenity locations (i.e., office buildings where the competition is limited or where we are the only food supplier), maintain our current café locations, and expand our box lunch and catering distribution capabilities to serve locations outside the core metropolitan areas in which we operate. Our ability to implement this business strategy depends on our ability to:

•	identify and lease amenity locations suitable for new cafes;

•	increase our brand recognition in our existing markets; and

•	manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

      Any inability to implement our business strategy and manage our growth effectively would have a material adverse impact on our operating results.

      Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future. We have increased the number of our cafés from two cafés as of December 31, 1996 to 45 cafés currently and, subject to available funding, we anticipate opening new cafés in the future. Our existing café management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to expend funds to improve these systems, procedures and controls, which we expect will increase our operating expenses and capital requirements. In addition, we must effectively expand, train and manage our work force. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing systems, procedures and controls. In addition, we cannot assure you that we will be able to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth strategy. For any of these reasons, we could lose opportunities or overextend our resources, which could adversely affect our operating results.

If We Are Unable To Continue Leasing Our Retail Locations Or Obtain Acceptable Leases For New Cafes, Our Business May Suffer.

      All of our 45 café locations are on leased premises. If we are unable to renew our leases on acceptable terms, or if we are subject to substantial rent increases, our business could suffer. Because we compete with other retailers for café sites and because some landlords may grant exclusive rights to locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. Any inability to renew or obtain leases could increase our costs and adversely affect our operating results and brand-building strategy.

Our Restaurant Expansion Strategy Focuses Primarily On Further Penetration Of Existing Markets. This Strategy Could Cause Sales In Some Of Our Existing Cafés To Decline.

      In accordance with our expansion strategy, we intend to open new cafés primarily in our existing markets. Many of our cafés are situated in concentrated downtown areas. As a result, the presence of additional cafés in existing markets may result in diminished sales performance and customer counts for cafés near the area in which a new café opens, due to sales cannibalization.

Tenant Turnover And Vacancies In Office Buildings Where Our Cafés Are Located Could Cause Our Café Sales To Decline.

      Our business could suffer as a result of tenant turnover and vacancies. Many of our cafés are located in office buildings, and office workers are our target customers. Vacancies, tenant turnover or tenants with few office workers, especially in San Francisco and Seattle, have negatively impacted the operations of our cafés located in office buildings during the last two years due to the reduction in the number of potential customers in the building, and could continue to have a negative impact on our operations. The risk related to vacancies and tenant turnover is greater in office buildings with larger tenants, where the loss of a single tenant may have a greater impact on that cafe’s sales.

If Production at FFG Central Kitchens or Our San Francisco Central Kitchen Is Interrupted, We Will Be Unable To Supply Our Cafés In That Geographic Market And Our Business Will Suffer.

      FFG’s central kitchens and our San Francisco central kitchen produce or distribute substantially all of our food products for the cafés and wholesale accounts in their geographic regions, as well as all of the box lunches and catered platters in each region. If FFG’s central kitchens or our central kitchen were to close for any reason, such as fire, natural disaster or failure to comply with government regulations, we would be unable to provide our food products in the areas served by the affected central kitchen. The FFG central kitchens and our San Francisco central kitchen are geographically dispersed and none could supply another market if a central kitchen were to close. Even though FFG has a central kitchen located in San Francisco, it would likely take too long to shift production from our central kitchen to FFG in the event of a failure of our central kitchen to avoid an adverse impact. As a result, closure of a central kitchen, whether operated by FFG or ourselves, even for a short period of time, would have a material adverse effect on our operating results. We may have no control over any such closures.

We Are Substantially Dependent On Third-Party Suppliers And Distributors And The Loss Of Any One Of Them Could Harm Our Operating Results.

      We are substantially dependent on a small number of suppliers and distributors for our products, including FFG and suppliers of meat, breads and soups, and Sysco Distribution Services, which during December 2002 procured from our suppliers and delivered to us approximately 50% of our ingredients and packaging products. The majority of our packaged products come from Bunzl, a national distributor. Such packaged products represent roughly 15% of our purchases. During the year ended December 29, 2002, Stockpot, Inc. provided approximately 20% of our cost of food and packaging. Any failure or delay by any of these suppliers or distributors to deliver products to our central kitchens, even for a short period of time, would impair our ability to supply our cafés and could harm our business. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Nor can we assure you that they will continue to provide food products that meet our quality standards. Our relationships with our suppliers are generally governed by short-term contracts. If any of these relationships were to terminate unexpectedly, we may have difficulty obtaining adequate quantities of products of the same quality at competitive prices in a timely fashion, which could limit our product offerings or our ability to adequately supply our cafés and could adversely affect our operating results.

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

      Our success in promoting and enhancing the BRIAZZ brand will also depend on our ability to provide customers with high-quality products, which is, in part, dependent on the performance of FFG and our San Francisco central kitchen, and customer service. We cannot assure you that consumers will perceive our products as being of high quality. If they do not, the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

If Our Customers Do Not Perceive Pre-Packaged Sandwiches And Salads As Fresh And Desirable, Or If They Would Prefer Made-To-Order Food Items, Our Operating Results Will Suffer.

      Our business strategy focuses on pre-packaged food items. All of our salads and most of our sandwiches are prepared and assembled in our central kitchens and sold as pre-packaged items. Unlike delicatessens, our cafés generally do not add or omit specific ingredients to or from food items at the customer’s request. If customers prefer custom prepared items over pre-packaged items, or if they do not perceive pre-packaged sandwiches and salads as fresh and desirable, we may be unsuccessful in attracting and retaining customers, causing our operating results to suffer.

Our Business Could Be Harmed By Litigation Or Publicity Concerning Food Quality, Health And Other Issues, Which May Cause Customers To Avoid Our Products And Result In Liabilities.

      Our business could be harmed by litigation or complaints from customers or government authorities relating to food quality, illness, injury or other health concerns or operating issues. Because most of our food products for each geographic market is prepared in a central kitchen, either operated by FFG or ourselves, health concerns surrounding our food products, if raised, may adversely affect sales in all of our cafés in that market. Adverse publicity about such allegations may negatively affect our business, regardless of whether the allegations are true, by discouraging customers from buying our products. Because we emphasize the freshness and quality of our products, adverse publicity relating to food quality or similar concerns may affect us more than it would food service businesses that compete primarily on other factors. Such adverse publicity could damage our reputation and divert the attention of our management from other business concerns. We could also incur significant liabilities if a lawsuit or claim resulted in an adverse decision or in a settlement payment, and incur substantial litigation costs regardless of the outcome of such litigation. As we outsource our food production to FFG, we are similarly affected by any litigation, complaints or publicity relating to FFG.

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

Our cafés are currently located in four geographic markets. As a result, we are highly vulnerable to negative occurrences in those markets.

      We currently operate our cafés in Seattle, San Francisco, Chicago and Los Angeles. As a result, we are susceptible to adverse trends and economic conditions in these markets. Additionally, given our geographic concentration, negative publicity regarding any of our cafes, or other regional occurrences such as local strikes, earthquakes or other natural disasters, in these markets, may have a material adverse affect on our business and operations.

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

      We are dependent to a large degree on the services of Victor D. Alhadeff, our Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary. Our operations may suffer if we were to lose the services of this individual, who could leave BRIAZZ at any time. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for experienced management personnel have greater financial and other resources than we do.

Risks Related To Our Industry

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

      Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our purchasing staff negotiates prices for all of our ingredients and supplies based upon current market prices with the exception of the food production contract with FFG where we pay a fee based on FFG’s actual costs plus a profit factor. Various factors beyond our control, including, for example, governmental regulations, rising energy costs and adverse weather conditions, may cause our food and supply costs to increase. We cannot assure you that we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. Any failure to do so may adversely affect our operating results. As we continue to outsource our food production to FFG, we become more reliant upon FFG to react to and mitigate these risks, over which we have limited control.

If we face increased labor costs or labor shortages, our growth and operating results may be adversely affected.

      Labor is a primary component in the cost of operating our business. As of December 29, 2002, we employed 69 salaried and 276 hourly employees. We expend significant resources in recruiting and training our managers and employees. If we face increased labor costs because of increases in competition for employees, the minimum wage or employee benefits costs (including costs associated with health insurance coverage), or unionization of our employees, our operating expenses will likely increase and our growth may be adversely affected. Additionally, any increases in employee turnover rates are likely to lead to additional recruiting and training costs.

      Our success depends upon our ability to attract, motivate and retain a sufficient number of qualified employees, including café managers, to keep pace with our growth strategy. Any inability to recruit and retain sufficient numbers of employees may delay or prevent the anticipated openings of new cafes.

Competition in our markets may result in price reductions, reduced margins or the inability to achieve market acceptance for our products.

      The market for lunch and breakfast foods in the geographic markets where we operate is intensely competitive and constantly changing. We may be unable to compete successfully against our current and future competitors, which may result in pricing reductions, such as our recent decrease of the price of our panini sandwiches to $3.79, reduced margins and the inability to achieve market acceptance for our products.

      Many businesses provide services similar to ours. Our competitors include sandwich shops, company cafeterias, delicatessens, pushcart vendors, fast food chains and catering companies. Prét a Manger has successfully executed a concept similar to ours in Great Britain and has opened 13 stores in New York City. In addition, during 2001 Prét a Manger announced that it had received a significant equity investment from McDonald’s Corporation. Prét a Manger may expand its operations to markets in which we operate or expect to enter and it may serve as a model for other competitors to enter into markets in which we operate or expect to enter. Many of our competitors have significantly more capital, research and development, manufacturing, distribution, marketing, human and other resources than we do. As a result, they may be able to adapt more quickly to market trends, devote greater resources to the promotion or sale of their products, receive greater support and better pricing terms from independent distributors, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily than we can.

We may be subject to product liability claims, which may adversely affect our operations.

      We may be held liable or incur costs to settle liability claims if any of the food products we or FFG prepare or we sell cause injury or are found unsuitable during preparation, sale or use. While FFG must indemnify us for damages arising from its failure to provide us with food meeting state and federal standards, we may not receive payment pursuant to this right in a timely manner. As a result, we may be required to make substantial payments with respect to any claims well in advance of any collection we may realize from FFG. Although we currently maintain product liability insurance, where appropriate, we cannot assure you that this insurance is adequate, and, at any time, it is possible that such insurance coverage may cease to be available on commercially reasonable terms, or at all. A product liability claim could result in liability to us greater than our total assets or insurance coverage. Moreover, product liability claims could have an adverse impact on our business even if we have insurance coverage.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results.

      Our success depends, in part, upon the popularity of our food products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our cafés or away from our cuisine, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could harm our business.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, for our remaining central kitchen, FFG’s central kitchens or our cafés could restrict our business and operations.

      Our remaining central kitchen, FFG’s central kitchens and our cafés are subject to various local, state and federal governmental regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements and product labeling. In addition, license and permit requirements relating to health and safety, building and land use and environmental protection apply to our operations. If we or FFG encounter difficulties in obtaining any necessary licenses or permits or complying with these ongoing and changing regulatory requirements:

•	the opening of new cafés could be delayed;

•	existing cafés or central kitchens, whether operated by FFG or ourselves, could be closed temporarily or permanently; or

•	our product offerings could be limited.

      The occurrence of any of these problems could harm our operating results.

Risks Relating To Our Securities

Our directors, executive officers and significant shareholders hold a substantial portion of our stock, and FFG and Laurus hold substantial rights, which may lead to conflicts with other shareholders over corporate governance.

      Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. In addition, an affiliate of FFG and Laurus hold rights to purchase a substantial portion of our stock and hold debt with covenants relating to corporate governance. These shareholders, acting together, and Victor D. Alhadeff, FFG and Laurus, each acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations. In addition, an affiliate of FFG holds 100 shares of our Series D Preferred Stock that may become convertible into a large majority of our common stock at an aggregate conversion price of $2,000,000, and may become entitled to vote together with the holders of our common stock on an as-converted basis prior to the conversion of such shares and the payment of such exercise price. These shares become convertible and become entitled to voting rights on the earlier to occur of our shareholders approving the conversion or Nasdaq exempting us from this requirement. As part of the transaction in which FFG purchased the Series D Preferred Stock, FFG was also granted the right to appoint one of our directors, which will increase to the right to appoint five of our directors if approved by our shareholders. As a result, FFG exercises substantial control over our business and, if approved by our shareholders, will acting alone be able to determine the outcome of most or all matters requiring shareholder approval. We believe that this entity will continue to exert a large degree of control on the affairs of our corporation. The control exercised by FFG and major shareholders may delay, deter or prevent a third party from acquiring or merging with us, which in turn could reduce the market price of our common stock.

Conversion of our outstanding convertible securities could substantially dilute common stock prices because the conversion prices of those securities and/or the number of shares of common stock issuable upon conversion of those securities are below our current market price or subject to adjustment.

      We have issued and plan to issue in the future various securities that are convertible or exercisable at prices that are lower than the current market price of our common stock or are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those securities. For example, Laurus holds a note convertible into approximately 9,262,142 shares of our common stock at $0.10 per share, subject to the adjustments set forth below, and a warrant exercisable for 250,000 shares of our common stock at $0.10 per share, and FFG holds 100 shares of our Series D Preferred Stock that may become convertible into a large majority of our shares of our common stock at an aggregate conversion price of $2,000,000 (at a per share conversion price yet to be determined, but expected to be approximately $0.06) subject to the conditions noted in the previous risk factor, and subject to the adjustments set forth below. As of March 28, 2003, the closing price of a share of our common stock on the Nasdaq Small Cap Market was $0.15. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could increase and the price at which such securities are issued could decrease if the market price of our common stock declines or if we issue additional securities at prices lower than the conversion prices of such securities. The value of common stock could, therefore, experience substantial dilution as a result of the conversion or exercise of our outstanding derivative securities or as a result of any issuance of additional securities at prices lower than the conversion prices of such securities. Also, as a result of conversions of the principal or interest portion of our convertible note or conversion of the Series D Preferred Stock and any related sales of our common stock by the holders, the market price of our common stock could be depressed.

      The applicable conversion price of the $1.25 million note issued to Laurus is variable and does not have a lower-limit; therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of this note has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of this note. The following table sets forth the number of shares issuable upon conversion of the principal portion of the note based upon the indicated hypothetical trading prices, based on the initial conversion price of $0.10 per share and assuming that the principal amount of the note as of March 1, 2003, which was $926,214, is converted at our election in accordance with the regular payment schedule:

	Hypothetical
Hypothetical	Average of 5 Lowest
Average VWAP For	Closing Prices For			Percentage of Our
Last 11 Trading	Last 30 Trading		Number of Shares	Common
Days(1)	Days(2)	Conversion Price(3)	Issuable	Stock(4)

$0.50	$0.40	$0.10	9,262,142	60.72%
	$0.20	$0.10	9,262,142	60.72%
$0.25	$0.15	$0.10	9,262,142	60.72%
	$0.10	$0.10	9,262,142	60.72%
$0.10	$0.05	$0.0425	21,793,275	78.44%
	$0.01	$0.0085	108,966,376	94.79%

(1)	Hypothetical average daily volume weighted average (VWAP) of the common stock as reported by Bloomberg, L.P. on the Nasdaq National Market for the 11 trading days preceding a repayment date.

(2)	Hypothetical average of the five lowest closing prices during the 30 trading days immediately preceding the conversion date.

(3)	The current conversion price is $0.10 per share. However, if the average VWAP of the common stock as reported by Bloomberg, L.P. on the principal trading market for our common stock for the 11 trading days preceding a repayment date is less than 125% of the conversion price, and we have elected to pay the monthly repayment amount in shares of our common stock, then the holder is permitted to convert the repayment amount into our common stock at a conversion price of 85% of the average of the five lowest closing prices during the 30 trading days immediately preceding the conversion date.

(4)	Amounts are based on 5,990,916 shares of our common stock outstanding as of March 24, 2003, plus the corresponding number of shares issuable.

      In addition to the adjustments described in footnote (3) to the foregoing table, the initial conversion price of $0.10 per share is subject to downward adjustments in the event any event of default has occurred and is continuing under the note, in which case the conversion price shall be the lower of $0.10 or 70% of the average of the three lowest closing prices for the common stock as reported on the principal trading exchange of our common stock for the prior thirty trading days. The foregoing adjustments to the conversion price of the note are cumulative.

      If we issue any common stock or securities convertible for common stock prior to the Series D Preferred Stock first becoming convertible, then the number of shares of common stock for which the shares of Series D Preferred Stock are convertible will increase such that the Series D Preferred Stock will continue to be convertible into a number of shares of our common stock equal to 66.67% of the fully-diluted share capital

(excluding from the calculation of our fully-diluted share capital, subject to certain limitations, those securities subject to our stock incentive plans), and the conversion price per share of common stock will decrease such that the aggregate conversion price remains constant. Upon the Series D Preferred Stock first becoming convertible, the conversion price per share of common stock will be fixed. Thereafter, if we issue any additional shares of common stock or shares convertible into shares of common stock (subject to customary exclusions) at an effective price per share that is less than the Series D Preferred Stock conversion price then in effect, the conversion price will be reduced to equal the lower price at which such additional securities were issued. The foregoing adjustments to the conversion price of the Series D Preferred Stock are cumulative.

      As a result of conversions of the principal or interest portion of our convertible note or our shares of Series D Preferred Stock and related sales of our common stock by the holders, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of the note. Therefore, substantial dilution of common stock could be experienced as a result of the conversion of the principal or interest portions of our convertible debentures.

If our security holders engage in short sales of our common stock, including sales of shares to be issued upon conversion of debt securities, the price of our common stock may decline.

      Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. The decrease in market price would allow holders of our debt securities that have conversion prices based upon a discount on the market price of our common stock to convert their debt securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion of our debt securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. The common stock could, therefore, experience a decline in value as a result of short sales of our common stock.

We were recently transferred to the Nasdaq SmallCap market and are not in compliance with its listing requirements and, as a result, we may be delisted if we are unable to comply.

      Our common stock was transferred to the Nasdaq SmallCap Market on January 27, 2003 because we failed to meet the requirements for listing on the Nasdaq National Market. There are a number of continuing requirements that must be met in order for our common stock to remain eligible for quotation on the Nasdaq SmallCap Market. We do not currently meet the SmallCap Market requirements that a company maintain a minimum bid price of $1.00 and a minimum market value of publicly held shares of $1 million. Nasdaq has provided us with a temporary exception from these requirements provided that we file our Annual Report on Form 10-K by March 31, 2003, we file our Quarterly Report for the first quarter of 2003 on Form 10-Q by May 15, 2003, we evidence continued compliance with the $2.5 million shareholders’ equity requirement in such reports, we come into compliance with the requirement for a market value of publicly held shares of $1 million by June 5, 2003 and we come into compliance with the requirement for a minimum bid price of $1.00 by August 25, 2003. The failure to meet the maintenance criteria in the future could result in the delisting of our common stock from Nasdaq. If our common stock were to be delisted, trading, if any, in the common stock may then continue to be conducted on the OTC Bulletin Board. As a result, an investor may find it more difficult to sell our common stock or to obtain accurate quotations as to the market value of our common stock.

Our stock price may be volatile because of factors beyond our control.

      The market price of our common stock may fluctuate significantly in response to a number of factors, most of which are beyond our control, including:

•	changes in securities analysts’ recommendations or estimates of our financial performance;

•	changes in market valuations of similar companies; and

•	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Our articles of incorporation, bylaws, certain of our agreements and the Washington Business Corporation Act contain anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

      Provisions of our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors, without shareholder approval, to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect directors;

•	limiting the ability of shareholders to call special meetings of shareholders; and

•	prohibiting shareholder action by non-unanimous written consent and requiring all shareholder actions to be taken at a meeting of our shareholders.

      In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our debt financings and our stock option plan may discourage, delay or prevent a change in control which you may favor.

Item 2.     Properties.

      Cafés — At December 29, 2002 there were 46 BRIAZZ cafés operating in four metropolitan areas. Of these cafés, approximately half were in amenity locations. We had twelve cafés in Seattle, fifteen cafés in San Francisco, nine cafés in Chicago (one of which has since closed) and ten cafés in Los Angeles. We operate all of our cafés in leased locations under terms of operating leases, which typically cover five years some of which have options for an additional five-year term. Rents are either fixed base amounts, variable amounts determined as a percentage of sales, or a combination of base and percentage of sales. To implement our growth strategy, we will require additional café sites which we believe will be available on commercially reasonable terms, although we have not identified properties or signed letters of intent with regard to all of the space necessary for our intended growth.

      Central kitchens and corporate headquarters — We are in the process of phasing out our central kitchens as we outsource our food production in each of our geographic markets.

      We currently have one central kitchen in San Francisco. Our San Francisco central kitchen occupies 7,940 square feet under a lease that terminates on October 31, 2006, with an option to renew for one five-year period. We intend to phase out the San Francisco central kitchen by the end of the second quarter of 2003.

      Our Seattle central kitchen and corporate headquarters together occupied 35,665 square feet under a lease that terminates on October 30, 2006. Following the closure of our Seattle central kitchen in February 2003, we sublet approximately 70% of this space for the remainder of the lease, subject to receipt of all required consents. We retain a portion of the warehouse space and the space occupied by the corporate headquarters.

      Our Los Angeles central kitchen was closed in December 2002. Following the closure of our Los Angeles kitchen, we entered into an agreement with the landlord terminating the remainder of our lease. We paid the landlord a fee of $15,000 in connection with the termination of this lease and leasehold improvements remained.

      Our Chicago central kitchen was closed in December 2002. Following the closure of our Chicago kitchen, the landlord retook possession of the premises. We are seeking to sublet or terminate our Chicago central kitchen lease.

      We expect the facilities we are retaining will be adequate for our needs for the foreseeable future.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Price Range of Common Stock — Our Common Stock was first quoted on the Nasdaq National Market under the symbol “BRZZ” on May 2, 2001. Prior to that time, there was no public market for our common stock. Our Common Stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective January 27, 2003. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

Year Ended December 30, 2001
Second quarter*	$8.25	$2.60
Third quarter	$2.80	$0.99
Fourth quarter	$1.44	$0.68
Year Ended December 29, 2002
First quarter	$1.94	$0.84
Second quarter	$1.80	$0.97
Third quarter	$1.09	$0.30
Fourth quarter	$0.91	$0.25

*	Beginning on May 2, 2001.

      As of March 24, 2003, there were approximately 121 holders of record of the Common Stock of BRIAZZ and 5,990,916 shares of the Common Stock outstanding.

      Dividends — The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. Terms of certain of the Company’s borrowing agreements restrict and/or prohibit the payment of dividends. The Company’s board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company’s business.

      Recent Sales of Unregistered Securities (During the fourth fiscal quarter of 2002) — We issued demand notes to FFG and its affiliates in the following principal amounts: $250,000 on October 25, 2002, $100,000 on October 30, 2002, $450,000 on December 3, 2002 and $225,000 on December 12, 2002. The demand notes were issued to accredited investors and, if deemed to be securities, in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act. The demand notes were cancelled subsequent to the fiscal year end as part of the $2.0 million offer and sale of secured promissory notes, warrants and shares of series D preferred stock described elsewhere in this report.

      We issued to Laurus a two-year warrant to purchase 150,000 shares of our common stock at a price of $0.50 per share on December 2, 2002. The exercise price of the warrant may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders position. Laurus has contractually agreed to restrict its ability to exercise the warrant and receive shares of our common stock such that the number of shares of common stock beneficially owned by it and its affiliates after such exercise does not exceed 4.99% of the then issued and outstanding shares of common stock; provided however, that such restrictions on exercise may be revoked by Laurus upon 75 days prior notice to us, and are automatically null and void upon an event of default under the convertible note we issued to Laurus on June 18, 2002. We granted Laurus registration rights with respect to the shares of our common stock underlying the warrant. The warrant was issued to an accredited investor in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act.

      We issued 10,000 shares of our common stock to Laurus on December 2, 2002 upon conversion of $3,026 of the principal amount under the convertible note we issued to Laurus on June 18, 2002. The shares were issued to an accredited investor, solely in exchange for conversion of outstanding debt, in reliance upon Section 3(a)(9), Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 6:     Selected Financial Data.

      The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, BRIAZZ’s financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report. The statement of operations data presented below for the years ended December 29, 2002, December 30, 2001, and December 31, 2000 and the selected balance sheet data at December 29, 2002 and December 30, 2001 are derived from BRIAZZ’s financial statements included in this Annual Report. The statement of operations data presented below for the years ended December 26, 1999 and December 27, 1998, and the selected balance sheet data at December 30, 2000, December 26, 1999 and December 27, 1998, are derived from BRIAZZ’s audited financial statements that are not included in the Annual Report. Segment results for each of the past three fiscal years are provided in the financial statements included in this Annual Report.

	Years Ended

	December 29,	December 30,	December 31,	December 26,	December 27,
	2002	2001	2000	1999	1998

	(In thousands, except share data)
Sales
Retail	$22,327	$22,737	$23,624	$19,428	$11,913
Branded Sales	8,266	9,292	10,068	6,170	3,452

Total Sales	30,593	32,029	33,692	25,598	15,365

Operating Expenses
Cost of food and packaging	11,850	12,480	13,597	11,520	6,979
Occupancy expenses	4,602	4,010	3,818	3,602	2,393
Labor expenses	10,925	11,098	11,186	9,506	6,690
Depreciation and amortization	4,352	2,686	2,657	2,628	1,785
Other operating expenses	2,434	1,849	1,921	2,419	2,501
General and administrative expenses	7,546	6,837	6,581	6,033	6,492
Loss on disposal of assets	1,172	—	—	—	—
Provision for asset impairment and store closure	2,256	26	63	779	1,169

Total operating expenses	45,137	38,986	39,823	36,487	28,009

	Years Ended

	December 29,	December 30,	December 31,	December 26,	December 27,
	2002	2001	2000	1999	1998

	(In thousands, except share data)
Loss from operations	(14,544)	(6,957)	(6,131)	(10,889)	(12,644)
Other (expense) income	(585)	155	(156)	(4,492)	193

Net loss	(15,129)	(6,802)	(6,287)	(15,381)	(12,451)
Accretion of dividends/amortization of discount on preferred stock	—	4,318	3,319	2,421	1,951

Net loss attributable to common stockholders	$(15,129)	$(11,120)	$(9,606)	$(17,802)	$(14,402)

Basic and diluted net loss per share	$(2.59)	$(2.86)	$(2,455.68)	$(5,148.14)	$(4,264.87)

Weighted-average shares used in computing basic and diluted net loss per share	5,852,362	3,889,472	3,912	3,458	3,377

Other Financial Data:
EBITDA	$(6,764)	$(4,245)	$(3,350)	$(7,374)	$(9,290)

Cash provided by (used in):
Operating activities	$(5,279)	$(5,609)	$(2,233)	$(8,438)	$(8,309)
Investing activities	(2,263)	(3,755)	(772)	(1,591)	(10,956)
Financing activities	1,840	15,002	1,407	9,974	5,227

	December 29,	December 30,	December 31,	December 26,	December 27,
	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$491	$6,193	$555	$2,153	$2,208
Working capital	(4,909)	4,066	(2,620)	(2,414)	(5,554)
Total assets	10,705	21,953	14,409	17,676	19,958
Current liabilities	7,042	3,702	4,869	5,955	9,507
Long-term liabilities	234	335	1,888	213	474
Mandatorily redeemable convertible preferred stock	—	—	53,609	48,025	30,148
Total shareholders’ equity (deficit)	$3,429	$17,916	$(45,957)	$(36,517)	$(20,171)

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, loss on disposal of assets, and provision for asset impairment and store closure. In 2002 and 2001 interest income was also excluded. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Annual Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. A reconciliation of net loss to EBITDA is as follows:

	Years Ended

	December 29,	December 30,	December 31,	December 26,	December 27,
	2002	2001	2000	1999	1998

Net loss	$(15,129)	$(6,802)	$(6,287)	$(15,381)	$(12,451)
Add back:
Depreciation and amortization	4,352	2,686	2,657	2,628	1,785
Loss on disposal of assets	1,172	—	—	—	—
Provision for asset impairment and store closure	2,256	26	63	779	1,169
Interest expense	637	125	217	4,600	207
Interest income	(52)	(280)	N/A	N/A	N/A

EBITDA	$(6,764)	$(4,245)	$(3,350)	$(7,374)	$(9,290)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following management’s discussion and analysis should be read in conjunction with “Selected Financial Data,” the financial statements and accompanying notes and the other financial data included elsewhere in this Annual Report.

      Overview — BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our company-operated cafés, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

      We currently operate 45 cafés in the Seattle, San Francisco, Chicago and Los Angeles metropolitan areas, a net increase of three cafés since December 30, 2001. The three café increase in 2002 is due to the opening of a café in the first quarter and four cafés in the second quarter of 2002 as well as the closure of a location in the first quarter and another in the third quarter of 2002. The first closure resulted from decreased sales as the café’s building occupancy shifted from normal office occupancy to a data-center. The second café closure resulted from an occupancy level significantly below capacity in the building which the café was located. The third closure was in a small suburban location in Chicago. The café was not profitable and the landlord allowed us to terminate our lease without penalty. We discontinued plans to open one more additional café following the change of the development site to a less desirable location. Due to the discontinuation of this planned opening and due to capital restrictions, we do not currently plan to open any additional cafés in 2003. Our growth strategy is to open new cafés in our existing markets and, when appropriate, enter into new markets.

      In December 2002, we contracted with FFG to assemble and package substantially all of our food products used at our café locations and in our branded sales. Pursuant to this agreement we closed our central kitchens and transferred our food production to FFG in the Chicago and Los Angeles markets in December 2002 and in the Seattle market at the end of February 2003. Due to FFG’s insufficient capacity in San Francisco, we intend to outsource our food production in San Francisco to another company and to close our remaining central kitchen in San Francisco by the end of the second quarter of 2003. We believe that contracting our food production to another party, such as FFG, will allow us to reduce our overhead in our existing markets and may allow us to lower the costs of entry into new markets served by their central kitchens. There can be no assurance that the transition to third-party central kitchens for food preparation will be successful or that the Company will be able to realize anticipated cost savings. During 2002, the Company recorded a loss on disposition relating to the Los Angeles and Chicago central kitchen closures of approximately $1.2 million, which includes the value of leasehold interests transferred to landlords and of equipment transferred to FFG. It is not anticipated that there will be significant losses recorded upon closure of Seattle and San Francisco central kitchens, due to the relatively low net book value of the related assets at the closure dates.

      We have evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. We remain committed to growing profitable wholesale accounts. Additionally, we are working with FFG in Chicago and New York markets to supply Starbucks branded sandwiches and salads to Starbucks Stores.

      As a result of central kitchen closures and reductions in corporate personnel, there was a decrease of 105 employees from the beginning of the year, or 23%, to 345 employees at December 29, 2002, 69 full-time salaried and 276 hourly. At March 15, 2003, after the Seattle central kitchen closure and other corporate personnel reductions, the number of employees had declined further to 56 full-time salaried and 245 hourly. These employee reductions will result in decreases in labor expenses in 2003.

      Our common stock was transferred to the Nasdaq Small Cap Market on January 27, 2003 because we failed to meet the requirements for listing on the Nasdaq National Market. There are a number of continuing requirements that must be met in order for our common stock to remain eligible for quotation on the Nasdaq Small Cap Market. We do not currently meet the Small Cap Market requirements that a company maintain a minimum bid price of $1.00 and a minimum market value of publicly held shares of $1 million. Nasdaq has provided us with a temporary exception from these requirements provided that we file our Annual Report on Form 10-K by March 31, 2003, we file our Quarterly Report for the first quarter of 2003 on Form 10-Q by May 15, 2003, we evidence continued compliance with the $2.5 million shareholders’ equity requirement in such reports, we come into compliance with the requirement for a market value of publicly held shares of $1 million by June 5, 2003 and we come into compliance with the requirement for a minimum bid price of $1.00 by August 25, 2003. If we cannot comply with the foregoing requirements, we may be delisted, after which our common stock may continue to be quoted on the OTC Bulletin Board. If we are delisted from the Nasdaq Small Cap Market, it may be more difficult for our shareholders to sell their shares and the market price of our common stock may be depressed.

      Geographic Markets — We currently operate in four markets: Seattle, San Francisco, Chicago and Los Angeles. We have presented our sales results here by geographic market to help you understand our business, but we do not operate our business in geographic segments. We manage our business through four reportable segments: Retail, Branded Sales, Kitchens, and General & Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales consists of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss).

      Below is a comparison of sales in each market for fiscal years 2002, 2001 and 2000. Market pre-tax profit (loss) consists of sales less expenses related to each market other than corporate general and administrative expense. Sales include sales from cafés, box lunches, catering, vending, wholesale, grocery and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items are described in more detail in “Results of Operations.” Because corporate general and administrative included depreciation and amortization related to corporate assets corporate general and administrative totals will differ from the General and Administrative segment financial information.

Geographic Markets

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
Seattle
Sales:
Retail	$5,756	$5,997	$6,607
Branded Sales	4,441	5,686	5,915

Total sales	10,197	11,683	12,522

Cost of food and packaging:
Retail	(2,099)	(2,211)	(2,447)
Branded Sales	(1,917)	(2,565)	(2,792)
Unallocated cost of products and packaging	(100)	(109)	(85)

Total cost of food and packaging	(4,116)	(4,885)	(5,324)

Income (loss) from operations	$(1,377)	$88	$550

Cafes	12	13	11

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
San Francisco
Sales:
Retail	$7,581	$8,051	$9,053
Branded Sales	1,248	1,426	2,270

Total sales	8,829	9,477	11,323

Cost of food and packaging:
Retail	(2,716)	(2,822)	(3,214)
Branded Sales	(377)	(462)	(911)
Unallocated cost of products and packaging	(177)	(165)	(115)

Total cost of food and packaging	(3,270)	(3,449)	(4,240)

Income (loss) from operations	$(3,095)	$(11)	$1,029

Cafes	15	12	11
Chicago
Sales:
Retail	$4,387	$4,812	$4,430
Branded Sales	1,237	1,153	1,094

Total sales	5,624	5,965	5,524

Cost of food and packaging:
Retail	(1,650)	(1,835)	(1,774)
Branded Sales	(473)	(411)	(444)
Unallocated cost of products and packaging	(86)	(64)	(85)

Total cost of food and packaging	(2,209)	(2,310)	(2,303)

Income (loss) from operations	$(2,005)	$(836)	$(1,114)

Cafes	9	10	9
Los Angeles
Sales:
Retail	$4,603	$3,877	$3,534
Branded Sales	1,340	1,027	789

Total sales	5,943	4,904	4,323

Cost of food and packaging:
Retail	(1,671)	(1,398)	(1,324)
Branded Sales	(522)	(354)	(311)
Unallocated cost of products and packaging	(62)	(84)	(95)

Total cost of food and packaging	(2,255)	(1,836)	(1,730)

Income (loss) from operations	$(1,652)	$(652)	$(592)

Cafes	10	8	7
All Markets
Sales:
Retail	$22,327	$22,737	$23,624
Branded Sales	8,266	9,292	10,068

Total sales	30,593	32,029	33,692

Cost of food and packaging:
Retail	(8,136)	(8,266)	(8,759)
Branded Sales	(3,289)	(3,792)	(4,458)
Unallocated cost of products and packaging	(425)	(422)	(380)

Total cost of food and packaging	(11,850)	(12,480)	(13,597)

Income (loss) from operations	$(8,129)	$(1,411)	$(127)
Corporate general and administrative	(6,415)	(5,546)	(6,004)

Loss from operations	$(14,544)	$(6,957)	$(6,131)

Total cafes	46	43	38

      Results of Operations — Our fiscal year ends on the last Sunday in December and is based on a 52- or 53-week fiscal year. The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(As a percentage of sales, except
	number of locations data)
Statement of Operations Data
Sales:
Retail	73.0%	71.0%	70.1%
Branded Sales	27.0%	29.0%	29.9%

Total Sales	100.0%	100.0%	100.0%

Operating Expenses:
Cost of food and packaging	38.7%	39.0%	40.4%
Occupancy expenses	15.0%	12.5%	11.3%
Labor expenses	35.7%	34.6%	33.2%
Depreciation and amortization	14.2%	8.4%	7.9%
Other operating expenses	8.0%	5.8%	5.7%
General and administrative expenses	24.7%	21.3%	19.5%
Loss on disposal of assets	3.8%	0.0%	0.0%
Provision for asset impairment and store closure	7.4%	0.1%	0.2%

Total operating expenses	147.5%	121.7%	118.2%

Loss from operations	(47.5)%	(21.7)%	(18.2)%
Other (expense) income	(1.9)%	0.5%	(0.5)%

Net loss	(49.5)%	(21.2)%	(18.7)%

Selected Operations Data
Number of locations at period end:
Central kitchens	2	4	4
Cafes	46	43	38

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

      Sales — Total sales decreased by $1.4 million, or 4.5%, from $32.0 million to $30.6 million.

      Retail sales decreased by $0.4 million, or 1.8%, from $22.7 million to $22.3 million. This decrease was primarily due to reduced same store sales which more than offset the sales from cafés opened in 2001 and 2002. Same-store sales decreased by $2.7 million, or 12.2%, from $21.8 million to $19.1 million. Same-store sales consist only of sales from cafés, and do not include Branded sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

      Branded sales decreased by $1.0 million, or 11.0%, from $9.3 million to $8.3 million. This decrease was primarily due to a decrease in sales to Tully’s and QFC.

      The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, has provided us with an opportunity to more fully utilize the excess capacity of our central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. The Company remains committed to growing profitable wholesale accounts. Additionally, the Company is working with FFG in Chicago and New York markets to supply Starbucks branded sandwiches and salads to Starbucks Stores.

      Operating Expenses — Operating expenses consist of cost of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses increased by $6.1 million, or 15.8%, from $39.0 million to $45.1 million. As a percentage of sales, our operating expenses increased from 121.7% to 147.5%. Included in total operating expense in 2002 is $3.4 million of loss on disposal of assets and provision for asset impairment. Excluding these losses, as a percentage of sales, our operating expenses were 136.3%. The increase in operating expense as a percentage of sales was primarily due to the costs related to being a public company, occupancy expenses for new retail locations and decreased sales.

      Cost of food and packaging decreased by $0.6 million, or 5.0%, from $12.5 million to $11.9 million due to lower sales volume. Cost of food and packaging decreased as a percentage of sales from 39.0% to 38.7%. We expect that cost of food and packaging will increase in future periods as our food production is outsourced.

      Cost of food and packaging for retail sales decreased by $0.2 million, or 1.6%, from $8.3 million to $8.1 million. Cost of food and packaging for branded sales decreased by $0.5 million, or 13.3%, from $3.8 million to $3.3 million. The decrease for both retail sales and branded sales was due to the lower sales volumes. Unallocated cost of food and packaging for kitchens remained the same at $0.4 million.

      Occupancy expense consists of costs related to the leasing of retail space for our cafés and our central kitchens. Occupancy expense increased by $0.6 million, or 14.8%, from $4.0 million to $4.6 million. This increase was due to the opening of five additional cafés during the fiscal year 2001 and five cafés in the first half of 2002, offset by the closure of two cafés in 2002. As a percentage of sales, occupancy expense increased from 12.5% to 15.0%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both. We expect that occupancy expense will decrease in 2003 as our central kitchens are closed and those leases are either terminated or sublet.

      Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $0.2 million, or 1.6%, from $11.1 million to $10.9. This decrease was primarily due to the workforce reductions undertaken in 2002. As a percentage of sales, labor expenses increased from 34.6% to 35.7%. This increase was primarily due to decreased sales. In the future, as products are purchased from outside suppliers, such as FFG, labor expense will decrease as a result of our central kitchen labor decreasing.

      Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $1.7 million, or 62.0%, from $2.7 million to $4.4 million, primarily as a result of opening new cafés. Depreciation in 2002 also includes an additional $0.9 million in expense due to shortening the lives of the Seattle and San Francisco kitchens. As a percentage of sales, depreciation and amortization increased from 8.4% to 14.2%.

      Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.6 million, or 31.6%, from $1.8 million to $2.4 million, primarily as a result of opening new cafés. As a percentage of sales, other operating expenses increased from 5.8% to 8.0%. This increase was primarily due to decreased sales.

      General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of our corporate executives, senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses increased by $0.7 million, or 10.4%, from $6.8 million to $7.5 million. The increase was primarily due to expenses relating to being a public company such as additional legal and accounting expenses. As a percentage of sales, general and administrative expenses increased from 21.3% to 24.7%, primarily due to decreased sales. As a result of reductions in corporate personnel, general and administrative expenses are expected to decrease in 2003.

      Pursuant to a plan to close its four company owned central kitchens and outsource production of the Company’s branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002. The Company recorded a loss on disposition for these facilities of approximately $1.2 million. During 2002, the Company recorded an impairment write-down of long-lived assets of approximately $2.3 million, primarily related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment. We performed an impairment analysis of our café locations and remaining kitchens by comparing the carrying amount of the long-term assets to their associated undiscounted cash flows. Because the carrying amount exceeded the associated undiscounted cash flows we recorded an impairment charge. The impairment charge reflects the fair value of the cafés based upon discounted cash flows versus the next book value of the assets.

      Other (Expense) Income — Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $0.8 million from $0.2 million of income to $0.6 million of expense. This decrease was due to interest expense associated with new borrowings obtained during 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents. As a percentage of sales, other (expense) income decreased from 0.5% to (1.9%).

      Net Loss — Net loss increased by $8.3 million, or 122.4%, from $6.8 million to $15.1 million. This increase was primarily due to decreased sales and increased operating expenses, including increased depreciation expense, loss of disposal of assets and impairment provision. As a percentage of sales, net loss increased from 21.2% to 49.5%. The Company recognized no tax benefit from its losses in 2002 or 2001.

      EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Annual Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA for the 52-week periods ended December 29, 2002 and December 30, 2001 was ($6.8) million and ($4.2) million, respectively. The decreased in EBITDA was primarily due to decreased sales and increased operating expenses.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

      Sales — Total sales decreased by $1.7 million, or 4.9%, from $33.7 million to $32.0 million.

      Retail sales decreased by $0.9 million, or 3.8%, from $23.6 million to $22.7 million. Of this decrease, $0.5 million was attributable to the closing of one café in Seattle during 2001. The remainder of this decrease was a result of a decrease in the occupancy rates of many of the buildings we are located in, which more than offset sales from additional cafes opened in 2001 and 2002. Same-store sales decreased by $1.3 million, or 5.6%, from $23.1 million to $21.8 million. Same-store sales consist only of sales from cafés, and do not include sales from box lunches or catered meals. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

      Branded sales decreased by $0.8 million, or 7.7%, from $10.1 million to $9.3 million. This decrease was primarily attributable to the loss of three customers. Kozmo.com, an Internet-based consumer delivery service ceased operations in April 2001. Our relationship with Costco and Safeway also ended in 2001 due to unprofitable sales. In June 2000, we began providing Tully’s Coffee with food products for selected retail cafés located in Seattle and San Francisco.

      Operating Expenses — Operating expenses decreased $0.8 million, or 2.1%, from $39.8 million to $39.0 million due to reasons described in the following paragraphs. As a percentage of sales, our operating expenses increased from 118.2% to 121.7%. This increase was primarily due to decreased sales.

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

      Occupancy expense increased by $0.2 million, or 5.0%, from $3.8 million to $4.0 million. This increase was primarily due to the opening of five additional cafés in 2001. As a percentage of sales, occupancy expense increased from 11.3% to 12.5%, primarily due to decreased sales.

      Labor expense decreased by $0.1 million, or 0.8%, from $11.2 million to $11.1 million. As a percentage of sales, labor expense increased from 33.2% to 34.6%. This increase was due to a decrease in sales.

      Depreciation and amortization was unchanged. As a percentage of sales, depreciation and amortization increased from 7.9% to 8.4%. This increase was due to decreased sales.

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

      Other (Expense) Income — Other (expense) income decreased $0.3 million, or 199.4%, from ($0.16) million to $0.16 million. This change was due to the interest income generated from the proceeds associated with the Series C financing that closed in February 2001 and the initial public offering that closed in May 2001. This was complemented by a lower interest expense due to the repayment of the line of credit in May 2001. As a percentage of sales, other (expense) income increased from (0.5%) to 0.5%.

      Net Loss — Net loss increased by $0.5 million, or 8.2%, from $6.3 million to $6.8 million. This increase was primarily due to decreased sales and increased occupancy, labor and general and administrative expenses. As a percentage of sales, net loss increased from 18.7% to 21.2%. The Company recognized no tax benefit from its losses in 2001 and 2000.

      EBITDA represents earnings before interest expense, income taxes, depreciation, amortization loss on disposal of assets, and provision for asset impairment and store closure. In 2001 interest income was also excluded. EBITDA for the fiscal year ended December 30, 2001 and 2000 was ($4.2) million and ($3.4) million, respectively.

     Liquidity and Capital Resources

      Net cash used in operating activities during the fiscal years ended December 29, 2002 and December 30, 2001 was $5.3 million and $5.6 million, respectively. Net cash used in operating activities in each year resulted primarily from net loss before non-cash charges.

      Net cash used in investing activities for the fiscal years ended December 29, 2002 and December 30, 2001 was approximately $2.3 million and $3.8 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafés and, in 2001, improvements to the central kitchens.

      Net cash provided by financing activities for the fiscal years ended December 29, 2002 and December 30, 2001 was $1.8 million and $15.0 million, respectively. The financing activities during 2002 consisted primarily of cash received from the net proceeds of $2.8 million in debt financing ($1.0 million from FFG, $1.2 million from Laurus, $0.5 million from bank borrowings, and $0.1 million from a revolving line of credit). Offset by $0.4 million in repayment of notes, $0.6 million from checks issued in excess of bank deposits, and $0.2 million from debt issue costs. Net cash provided by financing activities for the year ended December 30, 2001 was $15.0 million resulting primarily from the issuance of capital stock, which was partially offset by financing costs, and the repayment of a line of credit of $2.0 million. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.6 million.

      At December 29, 2002, we had the contractual cash obligations as set forth in the table below (in thousands):

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Line of Credit Borrowings	$129	129
Notes Payable	2,415	2,415
Operating Leases(a)	13,823	2,702	5,095	3,218	2,808
Capital Lease Obligations	481	$148	$253	$80
Total Contractual Cash Obligations	$16,848	$5,394	$5,348	$3,298	$2,808

(a)	Does not include accrued and deferred rents at December 29, 2002, which are included in accounts payable.

      Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception through December 29, 2002, we have raised cash of approximately $65.7 million from sales of debt and equity securities. In addition to funding capital expenditures, which have approximated $27.8 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through the year ended December 29, 2002, we have incurred net losses of approximately $63.2 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain unprofitable operating properties, continued during 2002.

      In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) in connection with the issuance of a $1.25 million 14% convertible note (the “14% convertible notes) to Laurus and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The note is collateralized by all of the Company’s assets. The note was initially convertible into 1,041,667 shares of common stock. Net proceeds to the Company were $1.14 million after paying fees to Laurus’ fund manager and attorneys. The Company recorded a debt discount of approximately $225,000 related to the issuance of the warrants and the beneficial conversion feature. The note was convertible into common stock from the date of issuance at an initial conversion price of $1.20 per share (the “Fixed Conversion Price”). If the Company elected to convert the note at a time when the market price is less than $1.50 per share, the conversion price would be at a discount to market. The Company fully recognized the beneficial conversion feature of approximately $112,000 as interest expense during 2002. In December 2002, certain terms of the 14% convertible note were amended to, among other things, change the Fixed Conversion Price to $0.50 per share and defer principal payments until March 2003. Additionally, in December 2002, the Company issued to Laurus a warrant to purchase 150,000 shares of common stock at an exercise price of $0.50 per share. The estimated fair value of the warrant of $20,000 was recorded as deferred debt issue costs. In January 2003, the note was amended to provide that when the Company provides Laurus with a conversion notice with respect to a scheduled repayment date, Laurus may elect to calculate the conversion price for such issuance and receive such shares of common stock in advance of the scheduled repayment date. In March 2003, certain terms of the note were amended to, among other things, change the Fixed Conversion Price to $0.10 per share. The amendment to the note suspends our obligation to make monthly payments of principal until the latter of (i) June 2, 2003 and (ii) the first business day of the month following the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, suspends the right of Laurus to demand conversion under the note until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, and restructures the repayment schedule for the remaining payments over a seven month period following the resumption of principal payments. The amendment also eliminates the “weighted average” anti-dilution price protections contained in the note. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company will recognize the estimated fair value of the beneficial conversion feature as interest expense and an increase in common stock and additional paid-in capital in 2003.

      In August 2002, we entered into a one-year $1.0 million revolving credit line based upon and collateralized by our accounts receivable. We pay daily fees of 0.0667% computed on the outstanding daily balance. As of December 29, 2002, approximately $270,000 was available for borrowing, of which $129,000 had been drawn. We expect that our accounts receivable and the amounts available to us under this facility will be reduced during 2003, primarily due a reduction in our sales to wholesale accounts.

      In September 2002, we entered into a $500,000 note payable borrowing from U.S. Bank. The note is secured by a certificate of deposit owned by the Company’s Chief Executive Officer and bears interest, payable monthly, at an annual rate of 3.59%. The note was initially due March 31, 2003, which has since been extended to March 31, 2004.

      In October 2002, we entered into negotiations to issue $2.0 million in debt and equity securities to FFG or one or more of its affiliates, and to outsource the production of our BRIAZZ-branded food items to FFG in each of our geographic markets. From October 2002 through January 2003, FFG and its affiliates loaned us $1.45 million in secured demand notes in anticipation of closing the $2.0 million financing.

      On March 6, 2003, we completed the offer and sale of $2.0 million in secured promissory notes, series D preferred stock and warrants to purchase common stock to Briazz Venture, L.L.C., an affiliate of FFG (referred to as FFG herein), pursuant to which we issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to FFG and its affiliates. We also issued a five-year warrant exercisable for 1,193,546 shares of our common stock at a price per share of $0.50, and 100 shares of series D preferred stock, and we granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. We agreed to cause up to one person designated by FFG to be appointed to our Board of Directors, subject to increase if we receive shareholder approval. We agreed that, if we receive shareholder approval, we will cause up to five persons designated by FFG to be appointed to our Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which our common stock is listed. The promissory note is secured by all of our assets and bears interest at 10% per year. Interest is payable monthly in arrears, in cash. The note matures, and all principal and accrued and unpaid interest becomes due, on March 6, 2004. The note may, however, become due prior to March 6, 2004 if we fail to meet financial covenants set forth in the note.

      The maturity date of the note is dependent upon our financial performance. The note requires that as of the end of each fiscal quarter beginning with the second fiscal quarter of 2003, we will have either generated positive EBITDA for such fiscal quarter or we will have generated positive EBITDA for the cumulative period beginning on the first day of the second fiscal quarter of 2003 through the end of the fiscal quarter in question. In the event we do not achieve at least one of these goals in any fiscal quarter, the note will mature on the 45th day after the end of the fiscal quarter. For example, if we do not generate positive EBITDA for our second fiscal quarter of 2003, which ends on June 29, 2003, the note will be due on August 13, 2003. For purposes of the note, EBITDA means net income before extraordinary items, income taxes, interest expense, investment income, non-recurring expenses, depreciation and amortization, plus any losses incurred by us because of FFG’s failure to comply with certain of its obligations under the food production agreement. In each of the last five completed fiscal years, we have generated negative EBITDA. We are not currently able to determine whether we will generate positive EBITDA during the second, third or fourth fiscal quarters of 2003.

      If our shareholders approve the conversion of the series D preferred stock, the series D preferred stock will be convertible at the option of the holder, for an aggregate conversion price of up to $2.0 million for a period of five years, into that number of shares of our common stock as is equal to 66.67% (the “Applicable Percentage”) of our outstanding shares of common stock, on a post-conversion, fully-diluted basis as measured on the date of shareholder approval (but excluding from the calculation of our fully-diluted share capital, subject to certain limitations, shares subject to our outstanding stock options and other shares reserved for issuance under our stock incentive plans). The number of shares of our common stock into which our series D preferred stock may be converted and the conversion price per share of common stock will initially be fixed on the date that the series D preferred stock first becomes convertible in accordance with the foregoing formula. If our shareholders approve the conversion of our series D preferred stock, then based upon our outstanding securities as of March 6, 2003, assuming that we do not issue, cancel or modify any of our securities prior to the date of shareholder approval and assuming that FFG does not exercise its warrant prior to the date of shareholder approval, the series D preferred stock would initially be convertible into a total of approximately 33,171,900 shares of our common stock at a conversion price of approximately $0.06 per share of common stock. The exact number of shares of our common stock that may be issued on conversion of the series D preferred stock and the exact conversion price of the series D preferred stock cannot be determined until the date we receive shareholder approval.

      If our series D preferred stock becomes convertible, then so long as the secured promissory note remains outstanding, the series D preferred stock will be entitled to vote, with certain exceptions, together with our common stock on an as-converted basis. If the conversion of our series D preferred stock is not approved by our shareholders, the series D preferred stock will not become convertible at the option of the holder and will not be entitled to vote on an as-converted basis. Any shares of series D preferred stock outstanding on the fifth anniversary of the initial issuance of our series D preferred stock will be automatically converted into shares of our common stock at a rate of 1/100th of a share of our common stock per share of our series D preferred stock.

      Subject to certain exceptions, if we issue any additional shares of our common stock or any securities convertible or exercisable for shares of our common stock at an effective price that is less than the conversion price of the series D preferred stock or exercise price of the warrant, the conversion or exercise price will be adjusted to equal the effective price at which the new securities were issued. Upon the series D preferred stock becoming convertible, the warrant will automatically terminate. Any exercise of the warrant prior to such time will reduce the aggregate conversion price and number of shares issuable upon conversion of the series D preferred stock.

      Victor D. Alhadeff, the Company’s founder and Chief Executive Officer, has entered into a voting agreement with FFG in which he has agreed to vote all shares of our voting capital stock that he owns, of record or beneficially, or over which he has voting authority or discretion to approve the common stock issuable upon conversion of the series D preferred stock. In addition, we have agreed that by April 5, 2003, FFG will receive voting agreements from the beneficial holders of not less than 35% of our outstanding common stock, in which the holders agree to vote their shares of our common stock in favor of the approval of the issuance of shares upon conversion of the series D preferred stock. In the event that FFG does not receive these agreements and does not waive this provision, an event of default will exist under the terms of the note issued to FFG.

      Upon the occurrence of event of default under the FFG note, the amount due and owing under the note shall be increased to 130% of the then outstanding aggregate principal amount of the note together with any accrued and unpaid interest and fees. While any event of default is continuing, a default rate of 14% will apply and FFG may declare all amounts owning under the note immediately due and payable.

      In February 2003, the Company entered into a letter of intent to sell senior secured notes and warrants to purchase common stock (the “DB securities”) to DB Advisors, LLC, an affiliate of Deutsche Bank (“DB”), and other investors. If completed, this financing would result in additional cash proceeds of approximately $3.9 million and conversion of securities issued to FFG into DB securities. The notes would bear interest at Libor plus 1%, mature two years from date of closing and be collateralized by a pledge of all Company assets. In addition to notes, investors would receive warrants equal to approximately 78% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis with an exercise price of $0.10 per share and members of management would receive warrants to purchase 12% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis on the same terms as the investors. Additionally, the investors would be entitled to designate four of the five directors serving on the BRIAZZ board of directors. The closing of the financing is subject to, among other things, negotiation and execution of definitive documents and satisfaction of conditions to closing, including the receipt of BRIAZZ shareholder approval and the conversion by FFG of its investment securities as described above. There can be no assurance that the negotiations with the investors will be successful or that the offering will be completed. The Company anticipates using the additional cash proceeds from this financing to repay $1.8 million of the Company’s current outstanding debt, which includes the debt owed to Laurus and repayment of our line of credit, with the remainder used for working capital.

      As disclosed in the Form 8-K filed February 21, 2003, FFG has indicated to us that it intends to participate in the proposed financing with DB if the financing is substantially on the same terms as set forth in the letter of intent signed with DB and if the agreements and related documentation are satisfactory to FFG. If FFG were to participate in the proposed financing with DB, the notes, warrants and Series D preferred stock issued to FFG would be cancelled as payment for the securities issued in the DB financing. The completion of the DB financing is subject to a number of conditions, including but not limited to the completion of due diligence satisfactory to DB, negotiation and execution of agreements with DB, FFG and other investors, the receipt of consents from Laurus and other third parties and the receipt of shareholder consent. There can be no assurance that this offering will be completed.

      At December 29, 2002, we had cash and cash equivalents of approximately $0.5 million. Since December 29, 2002, we have used a combination of cash and cash equivalents, operating revenues and the proceeds of additional borrowings to meet our immediate cash needs; however, we will need additional capital in the immediate future by the end of the second quarter of 2003 in order to continue operating our business. We are attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of our leases. We will need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion, respond to competitive pressures and repay our borrowings when they become due. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on terms favorable to us, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue our operations.

      Poor financial results, any inability to comply with the terms of our borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict or discontinue our operations.

      The accompanying financial statements have been prepared on the basis that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $70.2 million at December 29, 2002. As disclosed in the report of independent accountants on our financial statements, these matters raise substantial doubt about our ability to continue as a going concern. To date, we have financed operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The adoption of SFAS No. 143 will not have a material impact on the Company’s results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a material impact on its results of operations, or financial position.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of included in operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in this Annual Report. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

      Valuation of Long-Lived Assets — We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate based on either discounted cash flows or appraised values, depending on the nature of the asset.

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

      Our $1.25 million convertible note and our $2.0 million non-convertible note are not subject to market risk from changes in interest rate; however, we will not receive any benefit if interest rates decline.

      All of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

      Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, utility costs and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk; however, we will be reliant upon FFG to control food commodity risk for those products we purchase from FFG. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

Item 8.     Financial Statements and Supplementary Data.

BRIAZZ, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BRIAZZ, Inc.

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BRIAZZ, Inc. at December 29, 2002 and December 30, 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported operating losses and negative cash flows from operations since inception. These are conditions that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 11, 2003

BRIAZZ, INC.

BALANCE SHEETS

	December 29,	December 30,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$491	$6,193
Current portion of restricted certificates of deposit	40	149
Accounts receivable, net of allowance of $135 (2002) and $104 (2001)	428	472
Inventory	409	507
Prepaid expenses	611	366
Other current assets	154	81

Total current assets	2,133	7,768
Property and equipment, net	7,897	13,555
Restricted certificates of deposit, net of current portion	423	453
Deposits and other assets	252	177

Total assets	$10,705	$21,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit borrowings	$129	$—
Accounts payable	2,737	2,076
Accrued compensation	758	996
Other accrued liabilities	894	492
Notes payable	1,390	37
Demand notes payable to related party (Note 4,)	1,025	—
Current portion of capital lease obligations	109	101

Total current liabilities	7,042	3,702
Capital lease obligations, net of current portion	234	335

Total liabilities	7,276	4,037

Commitments and contingencies (Notes 2 and 10)
Stockholders’ equity
Common stock and additional paid in capital, no par value; 100,000,000 shares authorized; 5,880,173 (2002) and 5,824,993 (2001) shares issued and outstanding	73,819	73,955
Deferred stock compensation	(203)	(981)
Accumulated deficit	(70,187)	(55,058)

Total stockholders’ equity	3,429	17,916

Total liabilities and stockholders’ equity	$10,705	$21,953

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF OPERATIONS

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands, except share data)
Sales
Retail	$22,327	$22,737	$23,624
Branded Sales	8,266	9,292	10,068

Total Sales	30,593	32,029	33,692

Operating Expenses
Cost of food and packaging	11,850	12,480	13,597
Occupancy expenses	4,602	4,010	3,818
Labor expenses	10,925	11,098	11,186
Depreciation and amortization	4,352	2,686	2,657
Other operating expenses	2,434	1,849	1,921
General and administrative expenses	7,546	6,837	6,581
Loss on disposal of assets	1,172	—	—
Provision for asset impairment and store closure	2,256	26	63

Total operating expenses	45,137	38,986	39,823

Loss from operations	(14,544)	(6,957)	(6,131)

Other (expense) income
Interest and other expense	(637)	(125)	(217)
Interest and other income	52	280	61

	(585)	155	(156)

Net loss	(15,129)	(6,802)	(6,287)
Accretion of dividends/amortization of discount on preferred stock	—	4,318	3,319

Net loss attributable to common stockholders	$(15,129)	$(11,120)	$(9,606)

Basic and diluted net loss per share	$(2.59)	$(2.86)	$(2,455.68)

Weighted-average shares used in computing basic and diluted net loss per share	5,852,362	3,889,472	3,912

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	and Additional
	Paid-in Capital		Deferred
			Stock	Accumulated
	Shares	Amount	Compensation	Deficit	Total

	(In thousands)
Balance at December 26, 1999	3	$2,075	$—	$(38,592)	$(36,517)
Accretion of mandatorily redeemable preferred stock	—	—	—	(3,320)	(3,320)
Common stock issued upon exercise of stock options	1	1	—	—	1
Change in unearned compensation	—	—	—	44	44
Deferred compensation related to grant of stock options	—	—	(1,182)	1,182	—
Amortization of deferred compensation	—	—	122	—	122
Stock repurchased or redeemed	(3)	—	—	—	—
Net loss	—	—	—	(6,287)	(6,287)

Balance at December 31, 2000	1	2,076	(1,060)	(46,973)	(45,957)
Issuance of common stock, net of issuance costs	2,000	13,583	—	—	13,583
Accretion of mandatorily redeemable preferred stock	—	—	—	(1,283)	(1,283)
Conversion of preferred stock to common stock	3,816	58,081	—	—	58,081
Beneficial conversion feature on preferred stock	—	3,034	—	—	3,034
Amortization of discount on preferred stock	—	(3,034)	—	—	(3,034)
Common stock issued upon exercise of stock options	4	6	—	—	6
Common stock issued upon exercise of stock warrants	4	—	—	—	—
Deferred compensation related to the grant of stock options	—	209	(209)	—	—
Amortization of deferred compensation	—	—	288	—	288
Net loss	—	—	—	(6,802)	(6,802)

Balance at December 30, 2001	5,825	73,955	(981)	(55,058)	17,916
Amortization of deferred compensation	—	—	356	—	356
Reversal of deferred compensation for options forfeited	—	(422)	422	—	—
Employee stock purchase plan	45	38	—	—	38
Issuance of stock warrants	—	132	—	—	132
Beneficial conversion feature on convertible debt	—	113	—	—	113
Issuance of shares for convertible debt	10	3	—	—	3
Net loss	—	—	—	(15,129)	(15,129)

Balance at December 29, 2002	5,880	$73,819	$(203)	$(70,187)	$3,429

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

STATEMENTS OF CASH FLOWS

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net loss	$(15,129)	$(6,802)	$(6,287)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	356	288	122
Non cash interest expense, including beneficial conversion feature	304	—	—
Depreciation and amortization	4,352	2,686	2,657
Loss on disposal of assets	1,172	—	—
Provision for asset impairment and store closure	2,256	26	63
Changes in operation assets and liabilities:
Accounts receivable	44	75	(42)
Inventory	98	1	71
Prepaid expenses and other current assets	(318)	43	(274)
Accounts payable	1,460	(1,880)	1,591
Accrued compensation	(238)	92	(204)
Other accrued liabilities	402	(161)	83
Other	(38)	23	(13)

Net cash used in operating activities	(5,279)	(5,609)	(2,233)

Cash flows from investing activities
Purchases of property and equipment	(2,322)	(3,755)	(747)
Other	59	—	(25)

Net cash used in investing activities	(2,263)	(3,755)	(772)

Cash flows from financing activities
Change in checks issued in excess of bank deposits	(597)	754	(579)
Proceeds from (repayment of) line-of-credit borrowings	129	(2,000)	—
Repayment of notes payable	(350)	(154)	(302)
Proceeds from notes payable and stock warrants	2,775	—	—
Debt issue costs	(201)	—	—
(Increase) decrease in restricted certificate of deposit	139	(126)	53
Proceeds from sale of preferred stock, net of issuance costs	—	3,034	2,235
Proceeds from initial public offering, net of issuance costs	—	13,583	—
Proceeds from exercise of stock options	—	6	1
Proceeds from employee stock purchase plan	38	—	—
Repurchase of preferred and common stock	—	—	(1)
Repayment of capital lease obligation	(93)	(95)	—

Net cash provided by financing activities	1,840	15,002	1,407

Net (decrease) increase in cash and cash equivalents	(5,702)	5,638	(1,598)
Cash and cash equivalents
Beginning of period	6,193	555	2,153

End of period	$491	$6,193	$555

Supplemental disclosure of cash flow information
Cash paid for interest	$205	$114	$213

Supplemental disclosure of non-cash investing and financing activities
Conversion of mandatorily redeemable preferred stock to common stock	$—	$58,081	$—

Additions to property and equipment financed with capital lease obligations	$—	$530	$—

Accretion of dividend/amortization of discount on preferred stock	$—	$4,318	$3,319

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Summary of operations and significant accounting policies

      Operations — BRIAZZ, INC. (“BRIAZZ” or the “Company”) distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify its current markets and as funding becomes available, build BRIAZZ into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes BRIAZZ cafés, as well as box lunch and catered platter delivery. The Company also distributes its products through select wholesale accounts. Each market obtains products from a central kitchen; which prepares meals daily. Until December 2002 the Company operated a central kitchen in each market. The Company’s Chicago and Los Angeles central kitchens were closed in late 2002 and the Seattle central kitchen was closed in February 2003. It is expected the San Francisco central kitchen will close in the second quarter of 2003. Upon closure of the central kitchens, the Company has contracted for the production of its products.

      Fiscal Years — The Company’s fiscal year ends on the last Sunday of December, and consists of 52-or 53-weeks. There were fifty-two weeks in 2002 and 2001, and fifty-three weeks in 2000

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Restricted cash balances are not included as a component of cash and cash equivalents.

      Concentration of Credit Risk — Cash, cash equivalents and restricted cash are invested in deposits with financial institutions that may, at times, exceed federally insured limits. The Company had one customer which accounted for 4%, 9% and 8% of its revenue for fiscal 2002, 2001 and 2000, respectively. This same customer accounted for 21% of the Company’s accounts receivable balance at December 29, 2002 and 42% at December 30, 2001. Additionally, the Company has been dependent on a small number of suppliers and distributors for the Company’s products, including suppliers of meat, breads and soups, and one distribution vendor, who during December 2002 procured from suppliers and delivered to the Company approximately 50% of ingredients and packaging products. A majority of our packaged products comes from a national distributor who represents roughly 15% of the Company’s purchases. During the year ended December 29, 2002, one food supplier provided approximately 20% of our cost of food and packaging.

      Fair Value of Financial Instruments — Carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, restricted certificates of deposit and accounts payable approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for substantially all such debt reflects current market rates and conditions.

      Inventory — Inventory, which consists primarily of food and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

      Property and Equipment — Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of property and equipment, gains or losses are reflected in the statement of operations. Depreciation is computed using the straight-line method over five to seven years for furniture, fixtures, equipment and vehicles, and over three years for computer software and hardware.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized over the shorter of the lease term or 10 years. Depreciable lives for specific assets are adjusted if actual lives are determined to be shorter.

      Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows at the lowest level for which there are identifiable cash flows, which is at the store, to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based on discounted anticipated future cash flows or appraised values, depending on the nature of the asset.

      Accounts Payable — The Company’s banking system provides for the daily replenishment of disbursement bank accounts as checks are presented. Included in accounts payable at December 29, 2002 and December 30, 2001 is $157,000 and $754,000, respectively, representing the excess of outstanding checks over cash on deposit at the bank on which the checks were drawn.

      Income Taxes — Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Revenue Recognition — Revenues are recognized at the point of sale at retail locations or upon delivery of the product for box lunch, catering and wholesale sales. For some wholesale products, where a right of return exists, revenue is recognized after return rights have lapsed.

      Pre-operating Costs — Costs associated with opening new locations are expensed as incurred.

      Financing Costs — Direct costs associated with obtaining equity financing are recorded as a reduction of proceeds. Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term.

      Advertising and Promotion — Advertising and promotion costs are expensed as incurred. Approximately $1.2 million, $480,000 and $316,000 were expensed in fiscal 2002, 2001 and 2000 respectively.

      Stock-Based Compensation — The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” As amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company’s stock and the exercise price of the option. Unearned compensation is amortized on a straight-line basis over the vesting period of the individual options. Certain warrants owned by employees contain provisions which result in the application of variable plan accounting in accordance with the provisions of FASB Interpretation No. 44 (“FIN No. 44”). For those warrants, compensation expense is adjusted quarterly as the market price of the Company’s common stock changes at price in excess of the exercise price.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands except share data):

	Years Ended

	December 29,	December 30,	December 31,
	2001	2001	2000

Net loss attributable to common stockholders, as reported	$(15,129)	$(11,120)	$(9,606)
Add:
Total compensation cost included in net loss	356	288	122
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(700)	(705)	(296)

Proforma Net Loss	$(15,473)	$(11,537)	$(9,780)

Earnings per share:
Basic and diluted — as reported	$(2.59)	$(2.86)	$(2,455.68)
Basic and diluted — pro forma	$(2.64)	$(2.97)	$(2,486.55)

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest. At each reporting date, the Company revalues the compensation. As a result, stock-based compensation expense related to unvested equity instruments issued to non-employees fluctuates as the fair value of the Company’s common stock fluctuates.

      Stock Warrants — Stock warrants issued together with debt securities are considered a cost of financing and are recorded as original issue discount and additional paid-in capital based on the estimated fair value at the date of issuance. The original issue discount is reported as a reduction of the related debt on the balance sheet and is amortized utilizing the effective interest method over the debt term.

      Net Loss Per Share — The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted net loss per share for the year ended December (in thousands, except share and per share data):

	2002	2001	2000

Net loss attributable to common stockholders	$(15,129)	$(11,120)	$(9,606)

Weighted–average shares used in computing basic and diluted net loss per share	5,852,362	3,889,472	3,912
Basic and diluted net loss per share	$(2.59)	$(2.86)	$(2,455.68)

Shares excluded from loss per share computation:
Options to purchase common stock	1,049,648	908,129	520,952
Redeemable convertible preferred stock	—	—	3,126,060
Convertible debt	1,868,948	—	—
Warrants to purchase redeemable convertible preferred stock	—	—	907,240
Warrants to purchase common stock	1,330,404	930,404	—

Total shares excluded	4,249,000	1,838,533	4,554,252

      Reclassifications — Reclassifications of certain prior year balances have been made to conform to current year classifications. The reclassifications have no effect on stockholders’ equity or net loss.

      Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002, with early application is permitted. The adoption of SFAS No. 143 will not have a material impact on the Company’s results of operation or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No 146 did not have a material impact on the Company’s financial position or results of operation.

      In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a material impact on its results of operations, or financial position.

Note 2.     Financial Condition and Basis of Presentation

      The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $70.2 million and a working capital deficit of $4.9 million at

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 29, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company’s ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues or its ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

      As described in Note 12, subsequent to December 29, 2002, the Company has raised additional cash from the sale of its debt and equity securities, and has entered into a letter of intent to sell additional securities. There can be no assurance that the Company will be able to obtain additional financing, increase revenues, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect the Company’s financial position and results of operations.

Note 3.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 29,	December 30,
	2002	2001

Leasehold improvements	$9,953	$11,485
Furniture, fixtures, and equipment	10,810	12,272
Vehicles	1,885	1,952

Total property and equipment	22,648	25,709
Accumulated depreciation and amortization	(14,751)	(12,154)

Property and equipment, net	$7,897	$13,555

      Substantially all of the Company’s assets have been pledged as collateral pursuant to terms of the Company’s borrowing agreements.

      Pursuant to a plan to close its four company owned central kitchens and outsource production of the Company’s branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002. The Company recorded a loss on disposition of these facilities of approximately $1.2 million. During 2002, the Company recorded an impairment write-down of long-lived assets of approximately $2.3 million primarily related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment. As a result of shortening the estimated remaining lives of central kitchens, the Company recorded additional depreciation expense of approximately $0.9 million in 2002.

Note 4.     Notes Payable and Other Borrowings

      In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) in connection with the issuance of a $1.25 million 14% convertible note (the “14% convertible note”) to Laurus and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The 14% convertible note is collateralized by all of the Company’s assets, and was initially convertible into 1,041,667 shares of common stock. Net proceeds to the Company were $1.14 million after paying fees to Laurus’ fund manager and attorneys. The Company recorded a debt discount of approximately $225,000 related to the issuance of the warrants and the beneficial conversion feature. The 14% convertible note was convertible into common stock from the date of issuance at an initial conversion price of $1.20 per share (the “Fixed Conversion Price”). If the Company elected to convert the note at a time when

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the market price is less than $1.50 per share, the conversion price would be at a discount to market. The Company fully recognized the beneficial conversion feature of approximately $112,000 as interest expense during 2002. In December 2002, certain terms of the 14% convertible note were amended to, among other things, change the Fixed Conversion Price to $0.50 per share and defer principal payments until March 2003.

      Additionally in December 2002, the Company issued to Laurus a warrant to purchase 150,000 shares of common stock at an exercise price of $0.50 per share. The estimated fair value of the warrant of $20,000 was recorded as deferred debt issue costs. In January 2003, the 14% convertible note was amended to provide that when the Company provides Laurus with a conversion notice with respect to a scheduled repayment date, Laurus may elect to calculate the conversion price for such issuance and receive such shares of common stock in advance of the scheduled repayment date. In March 2003, certain terms of the notes were amended to, among other things, change the Fixed Conversion Price to $0.10 per share and defer principal payments, under certain conditions, to July 2003. The amendment to the 14% convertible note suspends the Company’s obligation to make monthly payments of principal until the latter of (i) June 2, 2003 and (ii) the first business day of the month following the earlier of June 30, 2003 or the closing of the sale of securities to Deutsche Bank or any of its affiliates’ suspends the right of Laurus to demand conversion, until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, and restructures the repayment schedule for the remaining payments over a seven-month period following the resumption of principal payments. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company will recognize the estimated fair value of the beneficial conversion feature as interest expense and an increase in common stock and additional paid-in capital in 2003.

      As described in Note 12, in March 2003 the Company issued a $2 million promissory note, series D preferred stock and warrants to purchase Company common stock to an affiliate of Flying Food Group, L.L.C. (“FFG”) in consideration for cash and conversion of outstanding demand notes (the “Demand Notes”) issued to FFG. At December 29, 2002, the Company had borrowed $1,025,000 pursuant to the Demand Notes, which bore interest at an annual rate of 10%. All of the Company’s assets were pledged as collateral for these notes.

      In September 2002, the Company entered into a $500,000 note payable borrowing from a commercial bank. The note is collateralized by the pledge of a security interest in a certificate of deposit in such amount owned by the Company’s Chief Executive Officer and bears interest, payable monthly, at an annual rate of 3.59%. The note was initially due March 31, 2003, which has since been extended to March 31, 2004.

      Notes payable consists of the following (in thousands):

	December 29,	December 30,
	2002	2001

Demand notes payable to related party	$1,025	$—
14% convertible note, net of original issue discount	890	—
Note payable to bank	500	—
Other	—	37

Total notes payable	$2,415	$37

      In August 2002, the Company entered into a one-year $1.0 million revolving credit line based upon and collateralized by the Company’s accounts receivable. The Company pays a daily fee of 0.0667% computed on the outstanding daily balance. As of December 29, 2002, approximately $270,000 was available for borrowing.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company had a line of credit agreement with a bank for borrowings up to $2 million pursuant to which the Company and its founder were jointly and severally obligated, and borrowings were collateralized by all Company property, equipment and inventory. Interest was charged at prime rate plus 0.75%. The line of credit agreement terminated in April 2002.

Note 5.     Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity

      The Company’s initial public offering of 2 million shares of common stock was effective May 1, 2001, and the offering closed on May 7, 2001. Net proceeds after deduction of expenses totaled approximately $13.6 million.

      Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates. The conversion resulted in the issuance of approximately 3,816,000 shares of common stock. Mandatorily redeemable convertible preferred stock activity from December 26, 1999 through May 7, 2001, the closing date of the Company’s initial public offering was as follows (in thousands):

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at December 26, 1999	5	$10,369	5	$21,782	2,741	$15,874	$48,025
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	375	2,235	2,235
Issuance of Series C preferred stock for services	—	—	—	—	5	30	30
Accretion of mandatorily redeemable preferred stock	—	615	—	1,322	—	1,382	3,319
Stock repurchased or redeemed	(3)	—	(2)	—	—	—	—

Balance at December 31, 2000	2	10,984	3	23,104	3,121	19,521	53,609
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	508	3,034	3,034
Issuance of Series C preferred stock for services	—	—	—	—	19	154	154
Accretion of mandatorily redeemable preferred stock	—	226	—	493	—	565	1,284
Conversion of preferred stock to common stock	(2)	(11,210)	(3)	(23,597)	(3,648)	(23,274)	(58,081)

Balance at December 30, 2001	—	$—	—	$—	—	$—	$—

      In connection with a $3 million private placement offering of shares of Series C preferred stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the dates of such issuances, the Company determined that the fair value of its common stock exceeded the conversion price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” upon issuance of the preferred stock as the difference between conversion price and the fair value of common stock multiplied by the number of shares into which the security was convertible. The beneficial conversion feature is analogous to a dividend and was being recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date using the effective interest method. As of May 1, 2001, the beneficial conversion feature of approximately $3 million was fully amortized upon conversion of Series C preferred stock to common stock. This beneficial conversion feature was recognized as a dividend, increasing the net loss attributable to common stockholders.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Warrants outstanding to purchase 907,240 shares of Series C preferred stock were converted into warrants to purchase 947,817 shares of common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification initially resulted in a non-cash charge to expense of approximately $635,000 at the time of the initial public offering, related to approximately 100,000 warrants held by an officer of the Company. This charge to expense was reversed later during 2001 when the market price of the Company’s common stock dropped to a level below the exercise price of $5.74. Through December 29, 2002, the market price of Company’s stock remained below the exercise price.

Note 6.     Stock Options

      The Company maintains the BRIAZZ 1996 Stock Option Plan (the “Plan”) to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized 1,165,000 shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years. The following summarizes stock option activity from December 26, 1999 to December 29, 2002 (shares in thousands, except exercise price):

		Weighted-
		average
	Shares	exercise price

Options outstanding, December 26, 1999	405	$11.52
Options granted	144	1.50
Options exercised	(1)	1.50
Options forfeited	(27)	9.54

Options outstanding, December 31, 2000	521	8.83
Options granted	465	4.13
Options exercised	(4)	1.56
Options forfeited	(74)	5.45

Options outstanding, December 30, 2001	908	7.00
Options granted	235	1.01
Options forfeited	(93)	3.63

Options outstanding, December 29, 2002	1,050	5.96

      Option expiration dates range from January 2006 to November 2012.

      The fair value of options granted were estimated using an option-price model with the following assumptions:

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Risk-free interest rate	4.0 - 5.2%	4.7 - 5.3%	5.7 - 6.5%
Expected lives	7 years	7 years	7 years
Expected volatility (employee grants)	45%	45%	0%
Expected volatility (nonemployee grants)	N/A	45%	0%

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Weighted-average fair value and exercise price of options granted were as follows during years ended December:

	Weighted-Average

	Exercise Price			Fair Value

	2002	2001	2000	2002	2001	2000

Exercise price at grant
Lower than market	$—	$4.67	$1.50	$—	$7.42	$9.66
Equal to market	$1.01	$4.10	$—	$0.55	$2.25	$—

      The following table summarizes information about options outstanding at December 29, 2002 (shares in thousands):

	Options outstanding			Options exercisable

			Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price

$ 0.69	116	9.6	$0.69	116	$0.69
0.95-1.00	8	8.9	0.97	8	0.97
1.26	78	9.3	1.26	—	1.26
1.50-1.66	399	6.6	1.51	299	1.50
2.34	77	8.6	2.34	19	2.34
4.70-6.00	370	8.4	4.95	181	5.12
$600-$3,900	2	3.6-6.1	1,819.00	2	1,819.95

	1,050			625

      During fiscal 2001 and 2000, the Company granted stock options to employees (which vest over four years) and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. Deferred stock compensation is being amortized generally over a four-year vesting period. As a result of these grants, the Company recorded deferred stock compensation of approximately $209,000 and $1.2 million in fiscal 2001 and 2002, respectively.

Note 7.     Leases

      The Company leases cafés, central kitchens and office facilities and certain office equipment under terms of operating leases, which typically cover five years, some of which have options for an additional five year term. Rents are either fixed base amounts, variable amounts determined as a percentage of sales, or a combination of base and percentage of sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. Differences between the amount paid and expensed is recorded as a deferred credit. Other accrued liabilities include $391,000 and $166,000 of deferred rent at December 29, 2002 and December 30, 2001, respectively. Rent expense approximated $3.1 million, $2.6 million and $2.6 million, during fiscal 2002, 2001 and 2000,

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively. The Company also leases certain of its vehicles pursuant to capital leases. Minimum annual commitments for leases at December 29, 2002 are as follows (in thousands):

	Operating	Capital

2003	$2,702	$148
2004	2,633	139
2005	2,462	114
2006	2,000	52
2007	1,218	28
Thereafter	2,808

	$13,823	481

Less: amount representing interest		(138)

Present value of future minimum lease payments		343
Current		(109)

Non-current		$234

Note 8.     Income Taxes

      No provision for income taxes has been recorded in fiscal 2002, 2001, and 2000 due to losses incurred. A valuation allowance has been recorded against deferred tax assets as of December 29, 2002 and December 30, 2001, as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of December 29, 2002, the Company has net operating loss carryforwards of approximately $54 million for federal income tax purposes, which expire beginning 2011 through 2022. As a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss which can be utilized in any tax year.

      Deferred income taxes consist of the following (in thousands):

	December 29,	December 30,
	2002	2001

Net operating loss carryforwards	$20,077	$15,673
Property and equipment	1,689	1,203
Other	1,438	507

	23,204	17,383
Less: Valuation allowance	(23,204)	(17,383)

Net deferred tax assets	$—	$—

      The valuation allowance increased by approximately $5.8 million, $2.6 million and $3.4 million during Fiscal 2002, 2001 and 2000, respectively.

Note 9.     Segment Information

      The Company manages its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2) wholesale and grocery. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

operations. General and Administrative consists of costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss). Information regarding the Company’s assets is not disaggregated by segment or otherwise. The following table presents certain financial information for each segment (amounts in thousands):

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Retail
Net Sales	$22,327	$22,737	$23,624
Cost of food and packaging	(8,136)	(8,266)	(8,759)

	14,191	14,471	14,865
Cost of operations	(14,413)	(12,117)	(11,976)
Provision for asset impairment, store closure and loss on disposal	(2,342)	(26)	(63)

Income (loss) from operations	$(2,564)	$2,328	$2,826

EBITDA	$1,822	$3,801	$4,570

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$4,864	$5,471	$5,381
Cost of food and packaging	(1,510)	(1,875)	(1,963)

	3,354	3,596	3,418

Wholesale and Grocery
Net Sales	3,402	3,821	4,687
Cost of food and packaging	(1,779)	(1,917)	(2,495)

	1,623	1,904	2,192

Total Branded Sales
Net Sales	8,266	9,292	10,068
Cost of food and packaging	(3,289)	(3,792)	(4,458)

	4,977	5,500	5,610
Cost of operations	(4,346)	(4,231)	(3,939)
Provision for asset impairment, store closure and loss on disposal	(13)	—	—

Income from operations	$618	$1,269	$1,671

EBITDA	$880	$1,472	$1,856

Kitchens
Unallocated cost of food and packaging	$(425)	$(422)	$(380)
Unallocated cost of operations	(4,685)	(3,295)	(3,667)
Provision for asset impairment, store closure and loss on disposal	(1,073)	—	—

Loss from operations	$(6,183)	$(3,717)	$(4,047)

EBITDA	$(3,556)	$(3,136)	$(3,410)

General and Administrative
Loss from operations	$(6,415)	$(6,837)	$(6,581)

EBITDA	$(5,910)	$(6,382)	$(6,366)

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Total
Net Sales	$30,593	$32,029	$33,692
Cost of food and packaging	(11,850)	(12,480)	(13,597)

	18,743	19,549	20,095
Cost of operations	(29,859)	(26,480)	(26,163)
Provision for asset impairment, store closure and loss on disposal	(3,428)	(26)	(63)

Loss from operations	$(14,544)	$(6,957)	$(6,131)

EBITDA	$(6,764)	$(4,245)	$(3,350)

      In the table above, EBITDA represents earnings before interest expense, income taxes, depreciation, amortization loss on disposal of assets, and provision for asset impairment and store closure. In fiscal 2002 and 2001, interest income was also excluded. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the above presentation of EBITDA is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. A reconciliation of net loss to EBITDA is as follows:

	Years Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Net loss	$(15,129)	$(6,802)	$(6,287)
Add back:
Depreciation and amortization	4,352	2,686	2,657
Loss on disposal of assets	1,172	—	—
Provision for asset impairment and store closure	2,256	26	63
Interest expense	637	125	217
Interest income	(52)	(280)	N/A

EBITDA	$(6,764)	$(4,245)	$(3,350)

Note 10.     Commitments and Contingencies

      The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 11.     Related Parties

      The Company’s $500,000 note payable to a bank is collateralized by the pledge of a certificate of deposit in such amount owned by the Company’s founder.

      As further described in Note 12, in March 2003, the Company issued securities to FFG, such that, subject to shareholder approval, FFG could own approximately 66.67% of the Company’s common stock on a fully-diluted, post conversion basis.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In December 2002, the Company entered into a Food Production Agreement, pursuant to which the Company now purchases its food products from FFG in the Chicago, Los Angeles and Seattle markets. The agreement provides that the Company’s rights and remedies for any breach by FFG of its representations, warranties and covenants under the agreement are limited to (i) actual damages of up to $50,000 if FFG’s failure to assume food production in a particular market results in us being unable to take advantage of a subleasing opportunity for its central kitchen in that market, (ii) the Company’s ability to reject nonconforming products or recover the actual costs of nonconforming products, (iii) indemnification by FFG for any claims or other liabilities arising from any personal injury resulting from the use of nonconforming products, and (iv) the Company’s ability to terminate the agreement as to a specific geographic market in which a breach has occurred. The agreement provides that the Company is not entitled to any additional damages in the event of a breach by FFG, including actual or consequential damages resulting from lost sales or lost profits. In addition, the Company is not entitled to terminate the agreement in the event of a breach by FFG, except by terminating the agreement as to the specific geographic market in which the breach occurred. The agreement has a term of ten years subject to earlier termination (i) by FFG upon 180-days’ notice if the Company fails to obtain shareholder approval for the issuance of common stock upon the conversion of shares of Series D Preferred Stock held by FFG’s affiliate by April 30, 2003 or (ii) by either party if the other party becomes insolvent. In addition, the agreement may be terminated in specific markets (i) by the non-defaulting party in the event of a default in a specific market by the other party or (ii) by us if FFG is not able to resume production within 60 days of a Force Majeure event, until FFG can resume production in the specific market. After the initial ten-year term, the agreement renews automatically for successive one-year terms unless terminated by either party on one-year’s notice. Purchases from FFG approximated $450,000 during the fiscal year ended December 29, 2002. In 2003, it is expected that substantially all cost of food and packaging expenses in these markets will be purchased from FFG.

Note 12.     Subsequent Events

      In March 2003, the Company issued $2 million of promissory notes, 100 shares of series D preferred stock and warrants to purchase 1,193,546 shares of common stock to FFG in consideration for approximately $550,000 cash and conversion of $1.45 million of outstanding demand notes. All Company assets are pledged as collateral for the notes. The notes bear interest at 10% per year, payable monthly, and are due March 6, 2004, subject to earlier maturity under certain conditions. Subject to shareholder approval, series D preferred stock would be convertible, at the option of the holder, into approximately 66.67% of the Company’s outstanding common stock on a fully-diluted post-conversion basis, such percentage being adjustable under certain conditions. Upon the occurrence of any event of default under the FFG note, the amount due and owing under the note shall be increased to 130% of the then outstanding aggregate principal amount of the note together with any accrued and unpaid interest and fees. While any event of default is continuing, a default rate of 14% will apply and FFG may declare all amounts owning under the note immediately due and payable.

      The Company’s founder and Chief Executive officer, has entered into a voting agreement with FFG in which he has agreed to vote all shares of the Company’s voting capital stock that he owns of record or beneficially, or over which he has voting authority or discretion to approve the common stock issuable upon conversion of the series D preferred stock. In addition, the Company agreed that by April 5, 2005, FFG will receive voting agreements from the beneficial holders of not less than 35% of the Company’s outstanding common stock, in which the holders agree to vote their shares of the Company’s common stock in favor of the approval of the issuance of shares upon conversion of the series D preferred stock. In the event that FFG does not receive these agreements and does not waive this provision, an event of default will exist under the terms of the note issued to FFG.

      In February 2003, the Company entered into a letter of intent to sell senior secured notes and warrants to purchase common stock (the “DB securities”) to DB Advisors, LLC, an affiliate of Deutsche Bank, and other investors. If completed, this financing would result in additional cash proceeds of approximately $3.9 million

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and conversion of securities issued to FFG into DB securities. The notes would bear interest at LIBOR plus 1%, mature two years from date of closing and be collateralized by a pledge of all Company assets. In addition to notes, investors would receive warrants equal to approximately 78% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis with an exercise price of $0.10 per share and members of management would receive warrants to purchase 12% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis on the same terms as the investors. Additionally, the investors would be entitled to designate four of the five directors serving on the BRIAZZ board of directors. The closing of the financing is subject to, among other things, negotiation and execution of definitive documents and satisfaction of conditions to closing, including the receipt of BRIAZZ shareholder approval and the conversion by FFG of its investment securities as described above.

Note 13.     Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information in fiscal years 2002 and 2001 is as follows (in thousands except per share data):

	First	Second	Third	Fourth

2002
Sales	$7,438	$8,109	$7,774	$7,272
Loss from operations(a)	(2,207)	(2,410)	(4,650)	(5,278)
Net loss	(2,185)	(2,527)	(4,762)	(5,656)
Net loss per common share — basic and diluted	$(0.37)	$(0.43)	$(0.81)	$(0.96)
2001
Sales	$8,263	$8,393	$7,944	$7,429
Loss from operations	(1,289)	(1,164)	(1,948)	(2,556)
Net loss	(1,311)	(1,052)	(1,862)	(2,577)
Net loss per common share — basic and diluted	$(926.63)	$(1.11)	$(0.32)	$(0.44)

(a)	The third quarter of 2002 includes a $2.2 million provision primarily for asset impairment relating to cafés. The fourth quarter of 2002 includes a $1.2 million loss on disposal for the closure of Los Angeles and Chicago central kitchens, as well as a $0.9 million depreciation expense as a result of shortening the lives of Seattle and San Francisco kitchens.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information with respect to our directors and executive officers is hereby incorporated by reference from our proxy statement, under the caption “Election of Directors and Management Information,” for our 2003 annual meeting of stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year ended December 29, 2002.

Item 11.     Executive Compensation.

      There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption “Voting Securities and Principal Shareholders” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 13.	Certain Relationships and Related Transactions and Related Stockholder Matters.

      There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 14.	Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures — Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting the material information relating to the Company required to be included in the Company’s periodic SEC filings.

      Changes in Internal Controls — There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial Statements. The following financial statements of Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

      (b) Reports on Form 8-K

      The Company furnished a Form 8-K on October 15, 2002 to provide certain disclosures pursuant to Item 9.

      The Company filed a Form 8-K on November 1, 2002 to report borrowings from FFG and negotiations with FFG for additional financing. The Company also furnished information pursuant to Item 9.

      The Company filed a Form 8-K on December 5, 2002 to report additional borrowings from FFG and the closure of the Chicago central kitchen.

      The Company filed a Form 8-K on December 16, 2002 to report additional borrowings from FFG, amendments to the Laurus convertible note and the issuance of warrants to Laurus, and the closure of the Los Angeles central kitchen.

      (c) Exhibits.

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.
3.1.1	Articles of Amendment filed March 5, 2003 (including designation of Series D Convertible Preferred Stock).
3.2	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate for Common Stock.
4.2	Specimen Stock Certificate for Series D Convertible Preferred Stock
10.1(1)(2)	1996 Amended Stock Option Plan.
10.2(1)(2)	Form of Option Agreement (1996 Plan — Fresh Options prior to February 2001).
10.3(1)(2)	Form of Option Agreement (1996 Plan — other options prior to February 2001).
10.4(1)(2)	2001 Employee Stock Purchase Plan.
10.5(2)	Form of Warrant (Series C Convertible Preferred Stock financing).
10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7(2)	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.8(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.9(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.

Exhibit
Number	Description

10.10(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28, 1996.
10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15	Surrender of Possession and Termination of Lease Agreement dated December , 2002 regarding lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.16(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.17(1)(2)	Form of Option Agreement (1996 Plan — all options since February 2001).
10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
10.19(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000.
10.20(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002.
10.21(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002.
10.22	Allonge dated December 2, 2002 to the Convertible Note issued by the Company to Laurus Master Fund, Ltd. on June 18, 2002.
10.24	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated December 2, 2002.
10.25	Allonge dated January , 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.26	Allonge dated as of February 26, 2003 to the Convertible Note dated June 18, 2002 issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.27	Allonge dated as of February 26, 2003 to the Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.28(4)	Form of Secured Convertible Demand Note used in October 2002.
10.29	Form of Secured Convertible Demand Note used in December 2002 and January 2003.
10.30	Food Production Agreement between Briazz and Flying Food Group, L.L.C. dated December 1, 2002.
10.31	Amended Security Agreement between BRIAZZ, Flying Food Group, L.L.C. and New Management, Ltd., dated December 3, 2002.
10.32	Amended and Restated Purchase Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 5, 2003.
10.33	$2,000,000 Senior Secured Note issued by BRIAZZ in favor of Briazz Venture, L.L.C., dated March 6, 2003.
10.34	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Briazz Venture, L.L.C. dated March 6, 2003.
10.35	Amendment dated March 6, 2003 between BRIAZZ and Briazz Venture, L.L.C. to Security Agreement dated December 3, 2002.
10.36	Voting Agreement between Briazz Venture, L.L.C. and Victor D. Alhadeff, dated as of March 6, 2003.

Exhibit
Number	Description

10.37	Registration Rights Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 6, 2003.
23.1	Consent of Independent Accountants
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract.

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922).

(3)	Incorporated by reference to our Form 8-K filed on July 20, 2002.

(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 29, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BRIAZZ, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIAZZ, INC.

By:	/s/ VICTOR D. ALHADEFF

Victor D. Alhadeff
Chief Executive Officer, Chief Financial Officer, and Secretary

Date: March 28, 2003.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR D. ALHADEFF Victor D. Alhadeff	Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board	March 28, 2003

/s/ RICHARD FERSCH Richard Fersch	Director	March 28, 2003

/s/ DAN KOURKOUMELIS Dan Kourkoumelis	Director	March 28, 2003

/s/ CHARLES C. MATTESON, JR. Charles C. Matteson, Jr.	Director	March 28, 2003

/s/ BILL VIVIAN Bill Vivian	Director	March 28, 2003

CERTIFICATIONS

      I, Victor D. Alhadeff, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of BRIAZZ, INC., certify that:

1. I have reviewed this Annual Report on Form 10-K of BRIAZZ, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ VICTOR D. ALHADEFF

Victor D. Alhadeff
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Date: March 28, 2003