Form 10-K/A
period 2002-12-29
BRIAZZ INC
filed 2003-04-28
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission file number 000-32527

BRIAZZ, INC.

(Exact name of registrant as specified in its charter)

Washington (Jurisdiction of incorporation)	91-1672311 (I.R.S. Employer Identification No.)
3901 7th Avenue South, Suite 200
Seattle, Washington 98108
(Address of principal executive offices)

Registrant’s telephone number: (206) 467-0994

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on Nasdaq as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2002, was $4,048,585.

     The number of shares of the registrant’s Common Stock outstanding as of April 10, 2003, was 5,990,916.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

BRIAZZ, INC.
December 29, 2002
Annual Report on Form 10-K / A

This Annual Report on Form 10-K / A is being filed to include as a part of this Form 10-K / A Part III, Item 10, 11, 12 and 13 information rather than to incorporate by reference this information from the Company’s Proxy Statement.

Unless the context indicates otherwise, the terms “we,” “us,” “our,” the “Company,” or “BRIAZZ” refer to BRIAZZ, INC., a Washington corporation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information regarding our Directors as of April 10, 2003:

Name	Age	Position

Victor D. Alhadeff	56	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board
Charles C. Matteson, Jr.	60	Director
Richard Fersch	53	Director
Dan Kourkoumelis	52	Director
C. William Vivian	51	Director

Victor D. Alhadeff, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. Mr. Alhadeff has served as our Chairman of the Board since founding BRIAZZ in 1995, as our Chief Executive Officer since 1996, and as our Chief Financial Officer and Secretary since 2002. Mr. Alhadeff also served as our President from 1995 to 1996, as our Secretary from 1995 to 2001 and as our Treasurer from 1996 to 2001. In 1983, Mr. Alhadeff founded Egghead, Inc., a specialty retailer of personal computer software and accessories. Mr. Alhadeff served as Chairman of Egghead until 1990, when he purchased Egghead University, the software training division of Egghead. Egghead University was renamed Catapult, and Mr. Alhadeff served as its Chairman and Chief Executive Officer until 1993, when Catapult was purchased by IBM. Prior to founding Egghead, Mr. Alhadeff founded Equities Northwest Inc. (ENI), a corporation that formed, marketed and operated oil and gas partnerships, in 1971, and served as its Chief Executive Officer until the company was sold in 1983. While Mr. Alhadeff served at Egghead and ENI, each company, and Mr. Alhadeff, along with other officers and directors of each company, were the subject of shareholder lawsuits. All shareholder lawsuits were settled or dismissed. From 1969 to 1971, Mr. Alhadeff served as a First Lieutenant in the United States Army. Mr. Alhadeff received a B.A. in Business Administration from the University of Washington in 1968.

Charles C. Matteson, Jr., Director. Mr. Matteson has served as one of our directors since March 2002. Since 2001 Mr. Matteson has served as the Managing Director and was a Founding Partner of Spinnaker Capital Partners, LLC, a Private Equity investment firm in partnership with European banking interests specializing in Consumer, Franchisable and Food Technology Firms. From 1997 to 2000, Mr. Matteson was an Operations Director and Founding Partner of Incontrol Systems, LLC, a retail-based healthcare company. In 1987, Mr. Matteson founded Matteson Companies International, Inc., which became one of the largest franchisees for Nutri/System’s medically/professionally supervised weight loss clinics. Mr. Matteson was the CEO for Matteson Companies International, Inc. from 1987 through 1997.

Richard Fersch, Director. Mr. Fersch has served as one of our directors since October 1996. From 1993 to 2002, Mr. Fersch served as the President of Eddie Bauer, Inc., a retailer of private-label clothing, accessories and home furnishings. Mr. Fersch joined Eddie Bauer in 1988 as Vice President of Stores and was promoted to President in 1993.

Dan Kourkoumelis, Director. Mr. Kourkoumelis has served as one of our directors since April 1999. From 1967 through 1998, Mr. Kourkoumelis was employed in various positions by Quality Food Centers, Inc., a supermarket chain, and he became one of its directors in April 1991. He was appointed Executive Vice President of QFC in 1983, Chief Operating Officer in 1987 and President in 1989 and served as Chief Executive Officer from 1996 to September 1998. Mr. Kourkoumelis serves as a director of Expeditors International of Washington, Inc., a logistics company, and The Great Atlantic & Pacific Tea Company, Inc., a supermarket chain.

C. William Vivian, Director. Mr. Vivian joined us in January 1999 as President and Chief Operating Officer. In January 1999, he also began serving as a director. On March 4, 2003, Mr. Vivian resigned as President and Chief Operating Officer. From 1997 to 1998, Mr. Vivian was a Senior Vice President of the Cucina Presto division of

Cucina! Cucina!, a restaurant chain. From 1995 to 1997, Mr. Vivian was a Regional Vice President for Noah’s Bagels, a chain of retail bagel bakeries. From 1994 to 1995, Mr. Vivian was a Zone Director of Operations for Taco Bell, a fast food restaurant chain. During 1993, Mr. Vivian was Vice President of Operations for Rally’s, a drive-in restaurant chain. Mr. Vivian serves as a director of Food Lifeline, an affiliate of America’s Second Harvest, a redistributor of food products. Mr. Vivian received a B.A. from the University of California, San Diego in 1973 and a Master in Hotel Administration from Cornell University in 1978.

As disclosed in our Form 8-K filed on April 14, 2003, Spinnaker Investment Partners, L.P. has the right to designate one director of BRIAZZ. Spinnaker has not currently exercised this right. We expect that, if Spinnaker exercises this right, it may use this right to designate Mr. Matteson, who is a limited partner of Spinnaker.

The following table sets forth information regarding our executive officers and other key personnel as of April 10, 2003:

Name	Age	Position

Victor D. Alhadeff	56	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board
Nancy Lazara	47	Vice President Food
Joel Sjostrom	42	Vice President Retail Operations

Victor D. Alhadeff, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. See above under Directors.

Nancy Lazara, Vice President Food. Ms. Lazara has served as our Vice President Food since joining BRIAZZ in 1998. Ms. Lazara is responsible for menu strategy, product development, quality assurance and product purchasing. Prior to joining us, Ms. Lazara was Vice President of Product Development for H-E-B Grocery Company, a San Antonio-based supermarket chain, from 1989 to 1996; and Vice President, Food Services for Larry’s Markets, a Seattle-based supermarket chain, from 1984 to 1989. Ms. Lazara received a Grande Diplome from Le Cordon Bleu Cooking School in France in 1975.

Joel Sjostrom, Vice President Retail Operations. Mr. Sjostrom has served as our Vice President Retail Operations since January 2000. Mr. Sjostrom was previously our Regional Vice President, California from 1998 to January 2000, and our California Market Manager from 1997 to 1998. From 1986 to 1997, Mr. Sjostrom served as a Regional Manager at Baker’s Square, a restaurant chain. Mr. Sjostrom received a B.A. in Marketing and Management from the University of Minnesota in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance – Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires that our officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish us with copies of all such reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 29, 2002, our officers and directors, and all of the persons known to us to own more than ten percent (10%) of our Common Stock, filed all required reports on a timely basis, except as follows:

•	Victor D. Alhadeff, chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary, filed one Form 4 late. The filing was due on September 1, 2002 but was not filed until September 10, 2002.

•	Dan Kourkoumelis, a director, has not filed a Form 4 for an option grant made on May 2, 2002.

•	Richard Fersch, a director, has not filed a Form 4 for an option grant made on May 2, 2002.

•	Charles C. Matteson, Jr., a director, filed his Form 3 late and has not filed a Form 4 for an option grant made on May 2, 2002, and stock purchased on May 22, 2002.

•	Joel Sjsotrom, Vice President Retail Operations, has not filed a Form 4 for certain stock purchases in May 2002.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our Chief Executive Officer and other executive officers for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002. No other executive officer of BRIAZZ earned a salary and bonus for fiscal 2002 in excess of $100,000.

		Annual Compensation		Long-Term
				Compensation Securities
Name and Principal Position		Salary	Bonus	Underlying Options

Victor D. Alhadeff, Chief Executive Officer,	2002	$150,000	—	—
Chief Financial Officer, Secretary and	2001	150,000	—	122,833
Chairman of the Board(1)	2000	150,000	—	12,500
C. William Vivian, President and Chief	2002	215,927	—	—
Operating Officer(2)	2001	209,999	—	129,998
	2000	194,396	—	8,334
Nancy Lazara, Vice President Food	2002	115,287	—	8,000
	2001	115,750	—	21,998
	2000	112,223	—	5,000
Joel Sjostrom, Vice President Retail	2002	119,800	—	13,000
Operations	2001	117,431	—	21,997
	2000	111,130	—	10,001
Tracy L. Warner, Vice President Finance,	2002	129,583	40,500	8,000
Chief Financial Officer, Treasurer and	2001	124,231	—	22,000
Secretary(3)	2000	106,928	—	10,000

(1)  Mr. Alhadeff assumed the roles of Chief Financial Officer and Secretary upon the resignation of Tracy Warner effective October 31, 2002.

(2)  Mr. Vivian resigned as President and Chief Operating Officer effective February 28, 2003.

(3)  Ms. Warner resigned as Chief Financial Officer and Secretary effective October 31, 2002.

Option Grants in Last Fiscal Year – The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and four most highly compensated executive officers during the year ended December 29, 2002. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These amounts are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

•	multiplying the number of shares of common stock subject to a given option by the exercise price;

•	assuming that the aggregate stock value derived from that calculation compounds at the annual five percent (5%) or ten percent (10%) rate shown in the table for the entire ten-year term of the option; and

•	subtracting from that result the aggregate option exercise price.

	Option Grants in Fiscal 2002				Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees in	Price (per	Expiration
Name	Granted (1)	Fiscal Year (2)	share) (3)	Date	5%	10%

Victor D. Alhadeff	—	N/A	N/A	N/A	N/A	N/A
C. William Vivian	—	N/A	N/A	N/A	N/A	N/A
Nancy Lazara	13,000	5.6%	$0.69	August 5, 2012	$5,641	$14,296
Joel Sjostrom	8,000	3.5%	$0.69	August 5, 2012	$3,472	$8,797
Tracy L. Warner	8,000	3.5%	$0.69	August 5, 2012	$3,472	$8,797

(1)  All options are fully vested.

(2)  During the fiscal year ended December 29, 2002, options to purchase 230,843 shares were issued to employees.

(3)	The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

Option Exercises and Fiscal Year End Values – The following table sets forth for our Chief Executive Officer and four most highly compensated executive officers the number of shares acquired upon exercise of stock options during the year ended December 29, 2002 and the number of shares subject to exercisable and unexercisable stock options held at December 29, 2002.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
	Securities		Options at December 29,		Money Options at December
	Acquired	Value	2002(1)		29, 2002(2)
	on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Victor D. Alhadeff	—	—	202,000	—	—	—
C. William Vivian	—	—	67,922	112,078	—	—
Nancy Lazara	—	—	55,000	—	—	—
Joel Sjostrom	—	—	55,000	—	—	—
Tracy L. Warner	—	—	29,751	—	—	—

(1)  All options became fully vested in the first fiscal quarter of 2003.

(2)	The closing price of the common stock on December 27, 2002, the last trading day before the fiscal year end on December 29, 2002, was $0.34 per share. As of December 29, 2002, no options were in-the-money.

1996 Amended Stock Option Plan – The 1996 Amended Stock Option Plan was initially adopted by our Board of Directors and approved by our shareholders in December 1995 and was last amended in June 2002. The plan currently provides for the issuance of up to 1,165,000 shares of common stock upon the exercise of options granted thereunder, subject to adjustment for stock dividends, stock splits, reverse stock splits and other similar changes in our capitalization.

We have implemented a stock option program under the terms of the plan that we refer to as our “Fresh Options” program. The Fresh Options program currently provides for all hourly employees to receive a one-time grant of non-qualified stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) after working 1,300 hours. The number of shares covered by the option is based on the employee’s wages. Additional options may be granted to employees who remain employed for more than three years. Fresh Options are granted two times per year, on May 1st and November 1st.

Management-level employees are eligible to receive an initial grant of stock options at the next semi-annual grant date after the date of hire. The number of shares covered by the option is based on the manager’s salary level. If an hourly employee is promoted to the management level, an option to purchase additional shares is granted in an amount equal to that granted to a newly hired manager.

Senior management-level employees are eligible to receive an initial grant of stock options on the employee’s hire date and performance-based annual grants as determined on a case-by-case basis.

Directors are eligible to receive an initial grant of non-qualified stock options when elected or appointed to the board.

On March 3, 1997, the Board of Directors authorized the compensation committee to serve as the plan administrator. The exercise price per share for options granted pursuant to the plan is the fair market value of the shares on the date of grant, as determined by the plan administrator. Options typically vest in equal annual installments over a four-year period. No options vest in any year in which the optionee, if an employee, works less than a minimum of 500 hours.

With certain exceptions, each outstanding option terminates, to the extent not previously exercised, upon the occurrence of the first of the following events:

•	the expiration of the term of the option, which is specified by the plan administrator at the time of grant (generally ten years; or, with respect to incentive stock options granted to greater-than-ten-percent shareholders, a maximum of five years);

•	the date of an optionee’s termination of employment or contractual relationship with us for cause;

•	the expiration of three months from the date of an optionee’s termination of employment or contractual relationship with us for any reason other than cause, death or disability, unless, in the case of a non-qualified stock option, extended by the plan administrator until a date no later than the expiration date of the option; or

•	the expiration of one year from the date of an optionee’s cessation of employment or contractual relationship with us by reason of death or disability, unless, in the case of a non-qualified stock option, the exercise period is extended by the plan administrator until a date not later than the expiration date of the option.

Upon exercise, the exercise price may be paid in cash or by:

•	with the approval of the plan administrator, delivering shares of common stock previously held;

•	having shares withheld or sold or margined from the number of shares to be received; or

•	complying with any other payment mechanisms the plan administrator may approve.

The plan administrator may amend, modify or terminate the plan, or modify or amend options granted under the plan, except that no amendment with respect to an outstanding option that has the effect of reducing the holder’s benefits may be made over the objection of the holder (other than those provisions triggering acceleration of vesting of outstanding options).

As of December 29, 2002, options to acquire 1,049,648 shares of common stock were outstanding and options to acquire 590,587 shares of common stock were exercisable under the plan (the vesting of all outstanding options was accelerated in the first fiscal quarter of 2003). In 2002, no options were exercised. Of the outstanding options:

•	115,988 were at an exercise price of $0.69 per share

•	4,211 were at an exercise price of $0.95 per share;

•	4,000 were at an exercise price of $1.00 per share;

•	78,084 were at an exercise price of $1.26 per share

•	381,695 were at an exercise price of $1.50 per share;

•	16,873 were at an exercise price of $1.66 per share;

•	77,000 were at an exercise price of $2.34 per share;

•	297,804 were at an exercise price of $4.70 per share;

•	72,092 were at an exercise price of $6.00 per share;

•	300 were at an exercise price of $600.00 per share;

•	666 were at an exercise price of $1,632.00 per share;

•	693 were at an exercise price of $1,800.00 per share; and

•	242 were at an exercise price of $3,900.00 per share.

Employment Agreements – We have entered into a non-competition agreement with our Chief Executive Officer and Chairman of the Board, Victor D. Alhadeff, dated October 18, 1996. This agreement provides that during the term of his employment with us and for two years thereafter, Mr. Alhadeff will not act as an agent of, own (except for less than 5% of a competitor’s equity interests) or participate in the management of any of our competitors, without geographical limitation, or induce any of our employees, consultants or agents to leave us.

We previously maintained an employment agreement with C. William Vivian, our former President and Chief Operating Officer. Mr. Vivian resigned as our President and Chief Operating Officer effective February 28, 2003. The agreement provided that, in the event that we terminate Mr. Vivian’s employment without cause, we agree to provide Mr. Vivian with monthly separation payments equal to Mr. Vivian’s base monthly salary, for a period of 12 months, subject to Mr. Vivian providing us with a waiver and release of all claims. This clause was not triggered because Mr. Vivian ended his employment with us by tendering his resignation.

Director Compensation – Directors who are also our officers or employees do not receive any compensation for their services as directors. Each non-employee director receives reimbursement for reasonable expenses of attending board meetings. In addition, we grant nonqualified stock options to each non-employee director. During fiscal 2002, we granted options to acquire 10,000 shares of common stock to each of the following directors: Mr. Fersch, Mr. Matteson, and Mr. Kourkoumelis. Such options were fully vested upon grant and are exercisable for $1.26 per share. We do not provide additional compensation for committee participation or special assignments of the board of directors

Compensation Committee Interlocks and Insider Participation – BRIAZZ’s Compensation Committee is currently composed of Messrs. Fersch, Kourkoumelis, and Matteson. No member of the Compensation Committee is an officer or employee of BRIAZZ. No executive officer of BRIAZZ serves as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of our board or Compensation Committee. In addition, no interlocking relationship exists between any member of our Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Report on Executive Compensation – The Compensation Committee of the Board of Directors recommends, reviews and approves the salaries, benefits and stock incentive plans for our executive officers, and reviews and approves compensation recommendations made by the Chief Executive Officer for the other officers and key employees. The Committee is also responsible for administering all of our compensation plans.

The Company’s Chief Executive Officer’s annual compensation of $150,000 for 2002 and 2001 was unchanged from that of 2000.

BRIAZZ administers several incentive-based programs for our executive officers and other employees.

The Compensation Committee awards stock options to employees pursuant to our 1996 Amended Stock Option Plan based upon the employee’s salary, level of responsibility and length of service. Senior management-level employees, including our named executive officers, are eligible to receive an initial grant of stock options on the employee’s hire date and performance-based annual grants as determined on a case-by-case basis.

The Compensation Committee administers annual cash incentive plans that are targeted toward specific groups of employees, including senior management, managers, supervisors, sales specialists and other salaried employees. The 2002 bonus plan for eligible officers and executives was based solely on Briazz exceeding the budgeted pre-tax earnings. Eligible officers and executives could earn 30-35% of their annual base salary if Briazz meets specific financial goals. None of the eligible officers and executives received any compensation from this plan since Briazz did not exceed it pre-tax budget. The 2003 bonus plan remains the same, except for those officers and executives with operational responsibilities. The bonus plan for officers and executives with operational responsibilities will be based on the roll-up of their unit’s ability to exceed pre-tax contributions and the company exceeding pre-tax contributions.

Eligible employees may also participate in our 2001 Employee Stock Purchase Plan, which permits eligible employees to purchase Common Stock through payroll deductions of up to 10% of their cash compensation per year, during six month offering periods. The price of Common Stock issued under the plan is the lesser of 85% of the fair market value on the first day of the offering period and 85% of the fair market value on the last day of the offering period. This plan has been suspended indefinitely by the Board of Directors.

Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the chief executive officer and four other most highly compensated executive officers of publicly held companies is limited to $1 million per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes no compensation paid by BRIAZZ during 2002 exceeded the $1 million limitation.

Respectfully submitted,	Compensation Committee

Richard Fersch
April 28, 2003	Dan Kourkoumelis
Charles Matteson, Jr.

Performance Graph – The following chart presents a comparison of the cumulative total return to shareholders since the date of BRIAZZ’s initial public offering (May 2, 2001) of our Common Stock, the Nasdaq Composite Index, and the S&P Small Cap Restaurant Index. The graph assumes an initial investment of $100 and reinvestment of all dividends, if any. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to BRIAZZ with respect to the beneficial ownership of our common stock as of April 10, 2003, by

(i)	each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock,

(ii)	each of our directors,

(iii)	each of our named executive officers, and

(iv)	all directors and officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Directors, Named Executive Officers and 5%	Number of Shares		Percent of
Shareholders (1)	Beneficially Owned (2)		Class

Victor D. Alhadeff	1,108,246	(3)	17.61%
Richard Fersch	38,525	(4)	*
Dan Kourkoumelis	48,334	(5)	*
C. William Vivian	180,000	(6)	2.92%
Charles C. Matteson, Jr.	8,306,981	(7)	58.12%
Nancy Lazara	105,000	(8)	1.74%
Joel Sjostrom	56,300	(9)	*

All directors and executive officers (8 persons)	9,843,396	(10)	65.76%

5% Shareholders
Briazz Venture, L.L.C.	33,171,900	(11)	84.70%
Spinnaker Investment Partners, L.P.	8,292,975	(7)	58.06%
Whitney Equity Partners, L.P.	814,329	(12)	13.47%
Jack Benaroya	676,152	(13)	10.95%
Alhadeff Limited Partnership II	473,807	(3)	7.91%
Howard Schultz	387,997	(14)	6.35%

*	Represents beneficial ownership of less than one percent (1%) of the common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is the address of BRIAZZ.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after April 10, 2003, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership is based on the aggregate common stock outstanding as of April 10, 2003, which was 5,990,916, together with the applicable options and warrants of such shareholder.

(3)	Represents, with respect to Mr. Alhadeff, 331,019 shares held directly, 101,430 shares issuable upon exercise of warrants exercisable at $5.74 per share, 202,000 shares issuable upon the exercise of stock options, of which 79,067 are exercisable at $1.50 per share, 2,000 are exercisable at $2.34 per share, 114,314 are exercisable at $4.70 per share, 6,519 are exercisable at $6.00 per share and 100 are exercisable at $1,632 per share, and 473,807 shares held by Alhadeff Limited Partnership II.

(4)	Represents 5,200 shares held directly, 1,599 shares issuable upon exercise of warrants exercisable at $5.74 per share and 31,726 shares issuable upon exercise of stock options, of which, 10,000 are exercisable at $1.26, 1,667 are exercisable at $1.50 per share, 10,000 are exercisable at $4.70 per share, 10,000 are exercisable at $6.00 per share, 34 are exercisable at $600.00 per share and 25 are exercisable at $1,800.00 per share.

(5)	Represents shares issuable upon exercise of stock options, of which 10,000 are exercisable at $1.26, 18,167 are exercisable at $1.50 per share, 10,000 are exercisable at $4.70 per share, 10,000 are exercisable at $6.00 per share and 167 are exercisable at $1,800.00 per share.

(6)	Represents shares issuable upon exercise of stock options, of which 49,822 are exercisable at $1.50 per share, 75,000 are exercisable at $2.34 per share, 50,652 are exercisable at $4.70 per share, 4,346 are exercisable at $6.00 per share and 180 are exercisable at $1,800.00 per share.

(7)	Represents 4,006 shares held directly by Mr. Matteson, 10,000 shares issuable upon exercise of stock options exercisable at $1.26 per share and up to approximately 8,292,975 shares of common stock issuable to Spinnaker Investment Partners, L.P. upon exercise of a warrant or conversion of 25 shares of Series E Convertible Preferred Stock at an aggregate conversion price of up to $500,000, assuming shareholders approve such conversion. Mr. Matteson is a limited partner in Spinnaker Investment Partners, L.P. and disclaims all beneficial ownership of these shares. The address of Spinnaker Investment Partners, L.P. is 56 John Street Southport, Connecticut 06890.

(8)	Represents 50,000 shares held directly and 55,000 shares issuable upon exercise of stock options, of which 13,000 are exercisable at $0.69 per share, 19,905 are exercisable at $1.50 per share, 19,842 are exercisable at $4.70 per share, 2,156 are exercisable at $6.00 per share, 34 are exercisable at $1,632.00 per share and 63 are exercisable at $1,800.00 per share.

(9)	Represents 1,300 shares held directly and 55,000 shares issuable upon exercise of stock options, of which 8,000 are exercisable at $0.69 per share, 24,960 are exercisable at $1.50 per share, 19,948 are exercisable at $4.70 per share, 2,049 are exercisable at $6.00 per share, 5 are exercisable at $1,632.00 per share and 38 are exercisable at $1,800.00 per share.

(10)	Includes 627,060 shares subject to options or warrants exercisable within 60 days of April 10, 2003 and approximately 8,292,975 shares issuable to Spinnaker Investment Partners, LP as described in footnote 7.

(11)	Represents up to approximately 33,171,900 shares issuable upon exercise of a warrant or upon conversion of 100 shares of Series D Convertible Preferred Stock at an aggregate conversion price of up to $2,000,000, assuming shareholders approve such conversion. The address for Briazz Venture, L.L.C. is 212 North Sangamon, Suite 1-A Chicago, Illinois 60607

(12)	Represents shares beneficially owned by Whitney Equity Partners, L.P. Represents 617,358 shares held directly, 196,971 shares issuable upon exercise of warrants exercisable at $5.74 per share and 21,692 shares issuable upon exercise of stock options held by Peter Castleman, a Managing Director of Whitney & Co., of which 1,667 are exercisable at $1.50 per share, 10,000 are exercisable at $4.70 per share, 10,000 are exercisable at $6.00 per share and 25 are exercisable at $1,800.00 per share. The name of the general partner of Whitney Equity Partners, L.P. is J. H. Whitney Equity Partners, L.L.C., a Delaware limited liability company, whose business address is 177 Broad Street, Stamford, CT 06901. The names and business address of the members of J. H. Whitney Equity Partners, L.L.C. are as follows: Peter M. Castleman, Jeffrey R. Jay, William Laverack, Jr., Daniel J. O’Brien and Michael R Stone, the business address of each of whom is 177 Broad Street, Stamford, CT 06901.

(13)	Represents 492,961 shares held directly and 183,191 shares issuable upon exercise of warrants exercisable at $5.74 per share. The address for Mr. Benaroya is c/o Benaroya Capital Company, L.L.C., 1001 Fourth Avenue, Suite 4700, Seattle, Washington 98154.

(14)	Represents 271,190 shares held directly, 104,470 shares issuable upon exercise of warrants exercisable at $5.74 per share and 12,337 shares issuable upon exercise of stock options, of which 1,667 are exercisable at $1.50 per share, 10,000 are exercisable at $6.00 per share, 167 are exercisable at $600.00 per share, 261 are exercisable at $1,632.00 per share and 242 shares are exercisable at $3,900.00. The address for Mr. Schultz is c/o Starbucks Corporation, 2401 Utah Avenue South, Seattle, Washington 98134.

For a description of certain arrangements pursuant to which a change in control of the Company may occur, see Item 7.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,049,648	$5.96	185,895	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,049,648	$5.96	185,895

(1) Includes 70,543 shares of common stock subject to the 2000 Employee Stock Purchase Plan

Item 13. Certain Relationships and Related Transactions and Related Stockholder Matters.

In 2002, Mr. Alhadeff, our Chief Executive Officer and Chairman of the Board, pledged collateral to secure our $500,000 term note with U.S. Bank National Association. Mr. Alhadeff receives no compensation from us for pledging this collateral. The term note expires on March 31, 2004. In addition, until April 15, 2002 we maintained a $2,000,000 operating line of credit with U.S. Bank National Association. Mr. Alhadeff was a co-obligor on the line of credit. He received no compensation from us for serving in this capacity.

We are a party to a lease agreement dated November 6, 1998 with Benaroya Capital Company, LLC, pursuant to which we have agreed to lease a 517 square foot retail space in Metropolitan Park West, 1100 Olive Way, Seattle, Washington for the period from November 15, 1998 to May 31, 2003. Our monthly rent is the lesser of $1,300 or

6% of our gross sales. During the fiscal year ended December 29, 2002, we paid Benaroya Capital a total of $29,000 in connection with our lease obligations. We anticipate that our future rent obligations from December 30, 2002 to May 31, 2003 will approximate $6,500 under the calculation described above. Benaroya Capital is controlled by Jack Benaroya, one of our principal shareholders.

Starbucks Corporation currently supplies the coffee for our cafes. During fiscal 2002, we purchased a total of $1,788,000 in coffee and coffee-related supplies from Starbucks. Mr. Schultz, one of our principal shareholders and a former director, is the Chairman and Chief Global Strategist of Starbucks.

As described more fully in Item 1, the Company has entered into a food production agreement with Flying Food Group, L.L.C. (FFG) Purchases from FFG approximated $450,000 during the fiscal year ended December 29, 2002. FFG is the beneficial owner of Briazz Venture, L.L.C., one of our principal shareholders.

As described more fully in Item 7, the Company completed debt and equity financings with Briazz Venture and Spinnaker in March and April 2003. As described above, Charles C. Matteson, Jr., one of directors, is a limited partner of Spinnaker.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BRIAZZ, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIAZZ, INC.

Date:	April 28, 2003.	By:	/s/ Victor D. Alhadeff

Victor D. Alhadeff
Chief Executive Officer, Chief Financial Officer,
and Secretary

SECTION 302 CERTIFICATIONS

I, Victor D. Alhadeff, certify that:

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

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

•	presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BRIAZZ, INC.

Date:	April 28, 2003.	By:	/s/ Victor D. Alhadeff

Victor D. Alhadeff
Chief Executive Officer, Chief Financial Officer,
and Secretary