Form 10-Q
period 2003-03-30
BRIAZZ INC
filed 2003-05-14
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of common stock, no par value, of the Registrant at April 30, 2003 was 5,990,916.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

BRIAZZ, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.
BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 30,	December 29,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$667	$491
Current portion of restricted certificates of deposit	65	40
Accounts receivable, net of allowance of $125 (2003) and $135 (2002)	248	428
Inventory	430	409
Prepaid expenses	305	611
Other current assets	206	154

Total current assets	1,921	2,133
Property and equipment, net	7,111	7,897
Restricted certificates of deposit, net of current portion	398	423
Deferred debt issue cost, deposits and other assets	578	252

Total assets	$10,008	$10,705

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit borrowings	$—	$129
Accounts payable, including amounts due to related party	3,264	2,737
Accrued compensation	767	758
Other accrued liabilities	1,116	894
Notes payable	1,303	1,390
Notes payable to related party (Note 3)	2,000	1,025
Current portion of capital lease obligations	122	109

Total current liabilities	8,572	7,042
Capital lease obligations, net of current portion	194	234

Total liabilities	8,766	7,276

Commitments and contingencies (Notes 2 and 8)
Stockholders’ equity
Perfered stock, Series D, no par value; 100 shares authorized and 100 issued (2003) and 0 (2002) shares issued and outstanding	—	—
Common stock and additional paid in capital, no par value; 100,000,000 shares authorized; 5,990,916 (2003) and 5,880,173 (2002) shares issued and outstanding	73,972	73,819
Deferred stock compensation	—	(203)
Accumulated deficit	(72,730)	(70,187)

Total stockholders’ equity	1,242	3,429

Total liabilities and stockholders’ equity	$10,008	$10,705

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

Sales
Retail	$5,116	$5,294
Branded Sales	1,676	2,062

Total Sales	6,792	7,356

Operating Expenses
Cost of food and packaging	3,194	2,813
Occupancy expenses	1,114	996
Labor expenses	2,020	2,726
Depreciation and amortization	794	788
Other operating expenses	289	371
General and administrative expenses	1,609	1,851
Loss on disposal of assets	163	2
Provision for asset impairment and store closure	—	16

Total operating expenses	9,183	9,563

Loss from operations	(2,391)	(2,207)

Other (expense) income
Interest and other expense	(155)	(10)
Interest and other income	3	32

	(152)	22

Net loss	$(2,543)	$(2,185)

Basic and diluted net loss per share	$(0.43)	$(0.37)

Weighted-average shares used in computing basic and diluted net loss per share	5,977,291	5,831,370

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Deferred
			stock	Accumulated
	Shares	Amount	compensation	deficit	Total

Balance at December 29, 2002	5,880	$73,819	$(203)	$(70,187)	$3,429
Issuance of shares for convertible debt	40	8	—	—	8
Issuances of stock warrants and modifications of stock warrants and convertible notes to reduce exercise and conversion price	—	128	—	—	128
Amortization of deferred compensation	—	—	203	—	203
Employee stock purchase plan	71	17	—	—	17
Net loss	—	—	—	(2,543)	(2,543)

Balance at March 30, 2003	5,991	$73,972	$—	$(72,730)	$1,242

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three weeks ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(2,543)	$(2,185)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	203	87
Non-cash interest expense	119	—
Depreciation and amortization	794	788
Loss on disposal of assets	163	2
Provision for asset impairment and store closure	—	16
Changes in operating assets and liabilities:
Accounts receivable	180	(184)
Inventory	(21)	(13)
Prepaid expenses and other current assets	254	(299)
Accounts payable	498	252
Accrued compensation	9	(241)
Other accrued liabilities	221	(17)
Other	(159)	(4)

Net cash used in operating activities	(282)	(1,798)

Cash flows from investing activities
Purchases of property and equipment	(10)	(643)
Other	—	8

Net cash used in investing activities	(10)	(635)

Cash flows from financing activities
Change in checks issued in excess of bank deposits	30	(227)
Repayment of line-of-credit borrowings	(129)	—
Repayment of notes payable	—	(40)
Proceeds from notes payable, preferred stock and warrants	975	—
Debt and preferred stock issuance costs	(398)	—
Decrease in restricted certificates of deposit	—	79
Proceeds from employee stock purchase plan	17	19
Repayment of capital lease obligation	(27)	—

Net cash provided (used) by financing activities	468	(169)

Net increase (decrease) in cash and cash equivalents	176	(2,602)
Cash and cash equivalents
Beginning of period	491	6,193

End of period	$667	$3,591

Supplemental disclosure of cash flow information
Cash paid for interest	$36	$10

Supplemental disclosure of non-cash investing and financing activities
Addition to additional paid-in-capital relating to issuance of warrants and modification of warrants and convertible notes to reduce exercise and conversion price	$128	$—

Notes payable converted to common stock	$8	$—

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of operations and significant accounting policies

Operations – BRIAZZ, INC. (“BRIAZZ” or the “Company”) distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify its current markets and as funding becomes available, build BRIAZZ into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes BRIAZZ cafés, as well as box lunch and catered platter delivery. The Company also distributes its products through select wholesale accounts. Each market obtains products from a central kitchen; which prepares meals daily. Until December 2002 the Company operated a central kitchen in each market. The Company’s Chicago and Los Angeles central kitchens were closed in late 2002 and the Seattle central kitchen was closed in February 2003. It is expected the San Francisco central kitchen will close by the end of the second quarter of 2003. Upon closure of the central kitchens, the Company has contracted for the production of its products.

At March 30, 2003, the Company operated 12 cafés in Seattle, 15 cafés in San Francisco, 8 cafés in Chicago and 10 cafés in Los Angeles.

Interim financial information – The financial information at March 30, 2003, and for the 13-week periods ended March 30, 2003 and March 31, 2002 is unaudited but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operations for the 13-week period ended March 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year or future periods.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of long-lived assets – The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows at the lowest level for which there are identifiable cash flows, which is at the store level, to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

Accounts Payable – The Company’s banking system provides for the daily replenishment of disbursement bank accounts as checks are presented. Included in accounts payable at March 30, 2003 and December 29, 2002 is $187,000 and $157,000, respectively, representing the excess of outstanding checks over cash on deposit at the bank on which the checks were drawn.

Stock-based compensation – The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” As amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company’s stock and the exercise price of the option. Unearned compensation is amortized on a straight-line basis over the vesting period of the individual options. Certain warrants owned by employees contain provisions which result in the application of variable plan accounting in accordance with the provisions of FASB Interpretation No. 44 (“FIN No. 44”). For those warrants, compensation expense is adjusted quarterly as the market price of the Company’s common stock changes at prices in excess of the exercise price.

Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands except share data):

	Thirteen-weeks ended

	March 30,	March 31,
	2003	2002

Net loss attributable to common stockholders, as reported	$(2,543)	$(2,185)
Add:
Total compensation cost included in net loss	203	87
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(603)	(175)

Proforma net loss	$(2,943)	$(2,273)

Net loss per share:
Basic and diluted - as reported	$(0.43)	$(0.37)
Basic and diluted - pro forma	$(0.49)	$(0.39)

Net loss per share - The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended

	March 30, 2003	March 31, 2002

Net loss	$(2,543)	$(2,185)

Weighted-average shares used in computing basic and diluted net loss per share	5,977,291	5,831,370

Basic and diluted net loss per share	$(0.43)	$(0.37)

Shares excluded from loss per share calculation:
Options to purchase common stock	788,004	920,176
Convertible debt	1,113,414	—
Warrants to purchase common stock	2,523,950	930,404

Total shares excluded	4,425,368	1,850,580

Reclassifications – Certain components of prior year revenues and expenses have been reclassified to conform to current year classifications. The reclassifications have no effect on stockholder’s equity or net loss.

Recent accounting pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. At adoption of SFAS No. 143 the Company did not have any asset retirement obligations.

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

Note 2. Financial condition and basis of presentation

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $72.7 million and a working capital deficit of $6.7 million at March 30, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company’s ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues and its ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

As described in Note 8, subsequent to March 30, 2003, the Company has raised additional cash from the sale of its debt and equity securities, and as previously disclosed has entered into a letter of intent to sell additional securities. There can be no assurance that the Company will be able to obtain additional financing, increase revenues, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, seek extended payment terms from its vendors, or consider other alternatives. Such events would materially and adversely affect the Company’s financial position and results of operations.

Note 3. Notes payable and other borrowings

In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) in connection with the issuance of a $1.25 million 14% convertible note (the “14% convertible note”) to Laurus and a warrant to purchase 250,000 shares of common stock. The 14% convertible note is collateralized by all of the Company’s assets. During the fiscal quarter ended March 30, 2003, convertible notes of approximately $8,000 were converted into 40,200 shares of company stock. During the fiscal quarter ended March 30, 2003, the 14% convertible note was amended to among other things, change the Fixed Conversion Price to $0.10 per share and defer principal payments, under certain conditions, to July 2003. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the related beneficial conversion features estimated fair value of $107,000 as original issue discount and an increase in common stock and additional paid-in capital during the fiscal quarter ended March 30, 2003.

In March 2003, the Company issued $2 million of promissory notes, 100 shares of series D preferred stock, and warrants to purchase 1,193,546 shares of common stock at a price per share of $0.50 to Briazz Venture L.L.C. (“Briazz Venture”) an affiliate of Flying Food Group, Inc. (“FFG”) in consideration for approximately $550,000 cash and conversion of $1.45 million of outstanding demand notes. The Company recorded a debt discount of approximately $21,000 relating to the issuance of warrants. All Company assets are pledged as collateral for the notes. The notes bear interest at 10% per year, payable monthly, and are due March 6, 2004, subject to earlier maturity under certain conditions. Terms of the notes include certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable. The Company has complied with or obtained waivers relating to such covenants. The warrants are immediately exercisable and have a five year term, subject to shareholder approval of conversion of series D preferred stock into common stock at which time, the warrants are cancelled. Subject to shareholder approval, series D preferred stock would be convertible, for a term of five years, at the option of the holder, into approximately 66.7% of the Company’s outstanding common stock on a fully-diluted post-conversion basis, such percentage being adjustable under certain conditions. Upon the occurrence of any event of default under this 10% note, the amount due and owing under the note shall be increased to 130% of the then outstanding aggregate principal amount of the note together with any accrued and unpaid interest and fees. While any event of default is continuing, a default rate of 14% will apply and FFG may declare all amounts owing under the note immediately due and payable.

Note 4. Stock Options

The Company maintains the BRIAZZ 1996 Stock Option Plan (the “Plan”) to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized 1,165,000 shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years. In March 2003, the Company Board of Directors accelerated vesting on stock options such that all outstanding options became fully vested. The following summarizes stock option activity from December 29, 2002 to March 30, 2003 (shares in thousands, except exercise price):

		Weighted-
		average
	Shares	exercise price

Options outstanding, December 29, 2002	1,050	$5.96
Options granted	—	N/A
Options forfeited	(262)	$2.76

Options outstanding, March 30, 2003	788	$7.02

Prior to 2002, the Company granted stock options to employees (which vested over four years) and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. Related deferred stock compensation is being amortized generally over a four-year vesting period. As a result of these grants and acceleration of vesting in March 2003, the Company recorded deferred stock compensation of approximately $203,000 and $87,000 in thirteen week periods ended March 30, 2003 and March 31, 2002, respectively.

Note 5. Segment information

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

	13-Weeks Ended

	March 30,	March 31,
	2003	2002

Retail
Net Sales	$5,116	$5,294
Cost of food and packaging	(2,299)	(1,953)

	2,817	3,341
Cost of operations	(3,217)	(3,030)
Provision for asset impairment, store closure and loss on disposal	—	(17)

Income (loss) from operations	$(400)	$294

EBITDA	$164	$764

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$967	$1,337
Cost of food and packaging	(365)	(405)

	602	932

Wholesale and Grocery
Net Sales	709	725
Cost of food and packaging	(443)	(395)

	266	330

Total Branded Sales
Net Sales	1,676	2,062
Cost of food and packaging	(808)	(800)

	868	1,262
Cost of operations	(745)	(1,054)

Income from operations	$123	$208

EBITDA	$197	$269

Kitchens
Unallocated cost of food and packaging	$(87)	$(60)
Unallocated cost of operations	(427)	(856)
Provision for asset impairment, store closure and loss on disposal	(163)	(1)

Loss from operations	$(677)	$(917)

EBITDA	$(482)	$(760)

General and Administrative
Loss from operations	$(1,437)	$(1,792)

EBITDA	$(1,313)	$(1,674)

Total
Net Sales	$6,792	$7,356
Cost of food and packaging	(3,194)	(2,813)

	3,598	4,543
Cost of operations	(5,826)	(6,732)
Provision for asset impairment, store closure and loss on disposal	(163)	(18)

Loss from operations	$(2,391)	$(2,207)

EBITDA	$(1,434)	$(1,401)

In the table above, EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the above presentation of EBITDA is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. A reconciliation of net loss to EBITDA is as follows:

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

Net loss	$(2,543)	$(2,185)
Add back:
Depreciation and amortization	794	788
Loss (gain) on disposal of assets	163	2
Provision for asset impairment and store closure	—	16
Interest and other expense	155	10
Interest and other income	(3)	(32)

EBITDA	$(1,434)	$(1,401)

Note 6. Commitments and contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company is party to an agreement entered into in 2002 with an investment banking firm to become the Company’s exclusive financial advisor with respect to raising capital or otherwise assisting with financing transactions. Pursuant to the agreement, among other things, the Company owes the financial advisor a financing fee of 7% of gross financing proceeds, or 5% in certain financings. In addition, in the event of a transaction, as defined in the agreement, a transaction fee of $750,000 is payable to the financial advisor. In April 2003, the Company received an invoice from the financial advisor for approximately $751,000. The Company, the financial advisor and existing and prospective investors are in the process of negotiations regarding the timing and amounts to be paid with respect to this invoice. Based upon an understanding with the financial advisor and prospective investors, if the proposed financing closes as presently proposed, the transaction fee would be significantly reduced.

Note 7. Related Parties

The Company’s $500,000 note payable to a bank is collateralized by the pledge of a certificate of deposit in such amount owned by the Company’s founder.

As further described in Note 3, in March 2003, the Company issued securities to FFG, such that, subject to shareholder approval, FFG could own approximately 66.7% of the Company’s common stock on a fully-diluted, post conversion basis.

In December 2002, the Company entered into a Food Production Agreement, pursuant to which the Company now purchases its food products from FFG in the Chicago, Los Angeles and Seattle markets. The agreement has a term of ten years subject to earlier termination (i) by FFG upon 180-days’ notice if the Company fails to obtain shareholder approval for the issuance of common stock upon the conversion of shares of Series D Preferred Stock held by FFG’s affiliate or (ii) by either party if the other party becomes insolvent. Purchases from FFG approximated $1.47 million during the fiscal quarter ended March 30, 2003. Included in accounts payable at March 30, 2003 is $820,000 due to FFG.

Note 8. Subsequent events

On April 10, 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, warrants, and series E preferred stock to Spinnaker Investment Partners, L.P. (“Spinnaker”), a fund managed by Spinnaker Capital Partners, LLC (Spinnaker Capital). One of the Company’s directors is a director of Spinnaker Capital. Spinnaker anticipates converting these securities into the proposed financing with DB Advisors, LLC, as previously announced and discussed below. In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company’s common stock at a price per share of $0.50, and 25 shares of series E preferred stock. The terms of the note, warrant and series E preferred stock are substantially similar to the terms of the note, warrant and series D preferred stock issued to Briazz Venture in March 2003. Spinnaker was granted registration rights covering the shares of common stock issuable upon conversion of the series preferred stock and exercise of the warrant. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company’s Board of Directors. Proceeds of the financing will be used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital. In connection with the financing, Spinnaker Capital, Laurus and FFG and its affiliates, including Briazz Venture, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

The $550,000 secured promissory note bears interest at 10% per year. Interest is payable monthly in arrears, in cash. The note matures, and all principal and accrued and unpaid interest becomes due, on March 6, 2004. The note may, however, become due prior to March 6, 2004 if the Company fails to meet financial covenants set forth in the note.

If shareholders approve the conversion of series D and series E preferred stock, the series E preferred stock will be convertible at the option of the holder, for an aggregate conversion price of up to $500,000 for a period of five years, into approximately one quarter (1/4) of the number of shares of common stock into which the series D preferred stock is convertible. The number of shares of common stock into which series E preferred stock may be converted and the conversion price per share of common stock will initially be fixed on the date that the series E preferred stock first becomes convertible. If the Company’s shareholders approve the conversion of preferred stock, then based upon outstanding securities as of April 10, 2003, assuming that the Company does not issue, cancel or modify any of its securities prior to the date of shareholder approval and assuming that Briazz Venture and Spinnaker do not exercise their warrants prior to the date of shareholder approval, the series D preferred stock would initially be convertible into a total of approximately 33,171,900 shares of common stock at a conversion price of approximately $0.06 per share of common stock, and the series E preferred stock would initially be convertible into a total of approximately 8,292,975 shares of common stock at a conversion price of approximately $0.06 per share. The exact number of shares of common stock that may be issued on conversion of the series D and series E preferred stock and the exact conversion price of the series D and series E preferred stock cannot be determined until the date shareholder approval is received.

If series E preferred stock becomes convertible, then so long as the secured promissory note issued to Spinnaker remains outstanding, such preferred stock will be entitled to vote, with certain exceptions, together with common stock on an as-converted basis. If the conversion of series D and E preferred stock is not approved by the Company’s shareholders, such preferred stock will not become convertible at the option of the holder and will not be entitled to vote on an as-converted basis. Any shares of series D and E preferred stock outstanding on the fifth anniversary of the initial issuance of such preferred stock will be automatically converted into shares of common stock at a rate of 1/25th of a share of common stock per share of such preferred stock.

Subject to certain exceptions, if any additional shares of common stock or any securities convertible or exercisable for shares of common stock at an effective price that is less than the conversion price of the series D and E preferred stock or exercise price of the warrant are issued, the conversion or exercise price will be adjusted to equal the effective price at which the new securities were issued. Upon the series D and E preferred stock becoming convertible, the warrants automatically terminate. Any exercise of the warrant prior to such time will reduce the aggregate conversion price and number of shares issuable upon conversion of such preferred stock.

As previously disclosed, the Company entered into a letter of intent to sell senior secured notes and warrants to purchase common stock (the “DB securities”) to DB Advisors, LLC, an affiliate of Deutsche Bank, and other investors, which would result in additional cash proceeds of $3.9million. Briazz Venture has agreed to participate in the proposed financing with DB Advisors if the financing is substantially on the same terms as set forth in the letter of intent and if the agreements and related documentation are satisfactory to Briazz Venture. Spinnaker has agreed to participate in the proposed financing with DB Advisors if the financing is substantially on the same terms as set forth in the letter of intent. If Spinnaker and Briazz Venture were to participate in the proposed financing with DB Advisors, their secured promissory notes, warrants and preferred stock would be cancelled as payment for the DB securities.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Such statements include comments regarding our ability to comply with the financial covenants set forth in note agreements, the number of shares of our common stock into which the shares of our series D and series E preferred stock may become convertible, the conversion price at which the shares of our series D and series E preferred stock may become convertible, our proposed financing with DB Advisors, LLC and other investors, and the expected outsourcing of our food production in San Francisco. Our actual results and the timing of certain events could differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of our operating results, our ability to obtain additional financing on terms favorable to us, or at all, our ability to compete successfully, our ability to successfully transition food production to third parties, our reliance upon FFG, our ability to meet our obligations, actions of our debt holders, landlords and suppliers, office occupancy, our ability to maintain current cafe locations and secure new ones, food and labor costs, and operation in only four geographic areas. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the section entitled “Risk Factors” in Item 1 of December 29, 2002 Annual Report on Form 10-K, and in other filings on file with the SEC, which risk factors are incorporated herein as though fully set forth.

Forward-looking statements can be identified by use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

Overview – BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

As of May 2003, we currently operate a total of 44 cafés in Seattle, San Francisco, Chicago and Los Angeles. Our growth strategy is to open new cafés in our existing markets and, when appropriate, enter into new markets served by one of the central kitchens of FFG or another suitable supplier. The two café decrease since year end is due to the closure of two under-performing locations, one in each of the first and second quarters of 2003. Due to, among other things, capital restrictions, we do not currently plan to open any cafés in 2003. Our growth strategy is to open new cafés in our existing markets and, when appropriate, enter into new markets.

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

We have evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. We remain committed to growing profitable wholesale accounts. We are working with FFG in Chicago and New York markets to supply Starbucks branded sandwiches and salads to Starbucks Stores in the future.

As a result of central kitchen closures and reductions in corporate personnel, there was a decrease of 64 employees from the beginning of the year, or 17%, to 307 employees at March 30, 2003, 55 full-time salaried and 252 hourly. These employee reductions will result in decreases in labor expenses in 2003.

Our common stock was transferred to the Nasdaq SmallCap Market on January 27, 2003, because we failed to meet the requirements for listing on the Nasdaq National Market. There are a number of continuing requirements that must be met in order for our common stock to remain eligible for quotation on the Nasdaq SmallCap Market. We do not currently meet the SmallCap Market requirements that a company maintain a minimum bid price of $1.00 and a minimum market value of publicly held shares of $1 million. Nasdaq has provided us with a temporary exemption from these requirements provided that, among other things, we evidence compliance with the $2.5 million shareholders’ equity requirement, we come into compliance with the requirement for a market value of publicly held shares of $1 million by June 5, 2003 and we come into compliance with the requirement for a minimum bid price of $1.00 by August 25, 2003. We are not currently in compliance with the $2.5 million shareholders’ equity requirement. We may therefore be delisted, after which our common stock may continue to be quoted on the OTC Bulletin Board. If we are delisted from the Nasdaq SmallCap Market, it may be more difficult for our shareholders to sell their shares and the market price of our common stock may be depressed. We are discussing the possibility of extensions of time to come into compliance with Nasdaq.

Geographic Markets – We currently operate in four markets: Seattle, San Francisco, Chicago and Los Angeles. We have presented our sales results here by geographic market to help you understand our business, but we do not operate our business in geographic segments. We manage our business through four reportable segments: Retail, Branded Sales, Kitchens, and General & Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2), wholesale and grocery. Branded Sales consists of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss).

Below is a comparison of sales in each market for the thirteen weeks ended March 30, 2003 and March 31, 2002. Market pre-tax profit (loss) consists of sales less expenses related to each market other than corporate general and administrative expense. Sales include sales from cafés, box lunches, catering, vending, wholesale, grocery and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items are described in more detail in “Results of Operations.” Because corporate general and administrative included depreciation and amortization related to corporate assets corporate general and administrative totals will differ from the General and Administrative segment financial information.

Geographic Markets

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

	(in thousands)
Seattle
Sales:
Retail	$1,319	$1,429
Branded Sales	787	1,151

Total sales	$2,106	$2,580

Cost of food and packaging:
Retail	$(587)	$(529)
Branded Sales	(348)	(498)
Unallocated cost of products and packaging	(40)	(2)

Total cost of food and packaging	$(975)	$(1,029)

Income (loss) from operations	$(180)	$(14)

Cafes	12	13
San Francisco
Sales:
Retail	$1,773	$1,780
Branded Sales	294	329

Total sales	$2,067	$2,109

Cost of food and packaging:
Retail	$(661)	$(644)
Branded Sales	(95)	(103)
Unallocated cost of products and packaging	(47)	(45)

Total cost of food and packaging	$(803)	$(792)

Income (loss) from operations	$(327)	$(132)

Cafes	15	12
Chicago
Sales:
Retail	$915	$1,094
Branded Sales	313	281

Total sales	$1,228	$1,375

Cost of food and packaging:
Retail	$(481)	$(413)
Branded Sales	(205)	(93)
Unallocated cost of products and packaging	—	3

Total cost of food and packaging	$(686)	$(503)

Income (loss) from operations	$(311)	$(146)

Cafes	8	10
Los Angeles
Sales:
Retail	$1,109	$991
Branded Sales	282	301

Total sales	$1,391	$1,292

Cost of food and packaging:
Retail	$(570)	$(367)
Branded Sales	(160)	(107)
Unallocated cost of products and packaging	—	(15)

Total cost of food and packaging	$(730)	$(489)

Income (loss) from operations	$(136)	$(123)

Cafes	10	8
All Markets
Sales:
Retail	$5,116	$5,294
Branded Sales	1,676	2,062

Total sales	$6,792	$7,356

Cost of food and packaging:
Retail	(2,299)	(1,953)
Branded Sales	(808)	(801)
Unallocated cost of products and packaging	(87)	(59)

Total cost of food and packaging	$(3,194)	$(2,813)

Loss from operations before general and administrative	$(954)	$(415)
Corporate general and administrative	(1,437)	(1,792)

Loss from operations	$(2,391)	$(2,207)

Total cafes	45	43

The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

	(As a percentage of sales)
Statement of Operations Data
Sales:
Retail	75.3%	72.0%
Branded Sales	24.7%	28.0%

Total Sales	100.0%	100.0%
Operating Expenses:
Cost of food and packaging	47.0%	38.2%
Occupancy expenses	16.4%	13.5%
Labor expenses	29.7%	37.0%
Depreciation and amortization	11.7%	10.7%
Other operating expenses	4.3%	5.0%
General and administrative expenses	23.7%	25.2%
(Gain)/Loss on Sale of Assets	2.4%	0.0%
Provision for asset impairment and store closure	0.0%	0.2%

Total operating expenses	135.2%	130.0%

Loss from operations	(35.2)%	(30.0)%
Other (expense) income	(2.2)%	0.3%

Net loss	(37.4)%	(29.7)%

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED MARCH 30, 2003 COMPARED WITH 13-WEEK PERIOD ENDED MARCH 31, 2002

Sales – Total sales decreased by $0.57 million, or 7.7%, from $7.36 million to $6.79 million.

Retail sales decreased by $0.17 million, or 3.4%, from $5.29 million to $5.12 million. Same-store sales decreased by $0.57 million, or 11.6%, from $4.91 million to $4.34 million. The decrease in sales was primarily due to the continued decrease in occupancy rates of many of the buildings in which we are located.

Branded sales decreased by $0.38 million, or 18.7%, from $2.06 million to $1.68 million. This decrease was primarily due to a continued decrease in Tully’s sales and the discontinuation of sales to Quality Food Centers (“QFC”). QFC was discontinued due to unprofitable sales.

The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. The Company remains committed to growing profitable wholesale accounts.

Operating expenses – Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $0.38 million, or 4.0%, from $9.56 million to $9.18 million. As a percentage of sales, our operating expenses increased from 130.0% to 135.2%. The increase in percentage of sales was primarily due to the decrease in sales.

Cost of food and packaging increased by $0.38 million, or 13.5%, from $2.81 million to $3.19 million and as a percentage of sales from 38.2% to 47.0%. Cost of food and packaging increased due to our food production being outsourced, which to a certain extent, are offset by decreases in labor, depreciation and other operation expenses.

Cost of food and packaging for retail sales increased by $0.35 million, or 17.7%, from $1.95 million to $2.30 million. Cost of food and packaging for branded sales decreased by $10,000, from $0.80 million to $0.81 million. Cost of food and packaging for retail increased due to our food production being outsourced, which to a certain extent, are offset by decreases in labor, depreciation and other operation expenses. The decrease for branded sales was due to the lower sales volumes, offset by increased cost due to having outsourced food production. Unallocated cost of food and packaging for kitchens increased by $27,000 due to decreased sales.

Occupancy expenses consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.11 million, or 11.8%, from $1.0 million to $1.11 million, the decreases from central kitchen closures being more than offset by rents for cafés opened in 2002 after the first quarter. As a percentage of sales, occupancy expense increased from 13.5% to 16.4%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $0.71 million, or 25.9%, from $2.73 million to $2.02 million. As a percentage of sales, labor expenses decreased from 37.0% to 29.7%. These decreases were primarily due to decreased labor expenses from outsourcing food production and thus eliminating central kitchen labor.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense remained constant at $0.79 million. As a percentage of sales, depreciation and amortization increased from 10.7% to 11.7%. This increases was due to the decrease in sales.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $80,000, from $0.37 million to $0.29 million. As a percentage of sales, other operating expenses decreased from 5.0% to 4.3%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $0.24 million, or 13.1%, from $1.85 million to $1.61 million. Primarily the decrease was due to layoffs. As a percentage of sales, general and administrative expenses decreased from 25.2% to 23.7%.

Pursuant to a plan to close its four company owned central kitchens and outsource production of the Company’s branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002. During the fiscal quarter ended March 30, 2003, the Company closed its Seattle central kitchen. The Company recorded a net loss on disposal of assets of $163,000 from the central kitchen closures relating to the Seattle central kitchen and adjustments to previously recorded losses on the Chicago and Los Angeles central kitchens.

Other (Expense) Income – Other (expense) income includes interest and other expense and interest and other income. Other expense increased by $0.17 million from $20,000 income to $0.15 million in expense. This increase was due to the interest expense from the new notes payable. As a percentage of sales, other (expense) income increased from 0.3% to (2.2%).

Net Loss – Net loss increased by $0.35 million, or 10.8%, from $2.19 million to $2.54 million. This increase was primarily due to decreased sales. As a percentage of sales, net loss increased from 29.7% to 37.4%.

EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Quarterly Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA for the thirteen-week periods ended March 30, 2003 and March 31, 2002 was ($1.43) million and ($1.4) million, respectively. The decrease in EBITDA was primarily due to decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the 13-weeks ended March 30, 2003 and March 31, 2002 was $0.28 million and $1.8 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges and changes in working capital.

Net cash used in investing activities for the 13-weeks ended March 30, 2003 and March 31, 2002 was approximately $0.01 million and $0.64 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafés during the13-weeks ended March 31, 2002.

Net cash provided (used) by financing activities for the 13-weeks ended March 30, 2003 and March 31, 2002 was $0.47 million and ($0.17) million, respectively. The financing activities during 2003 consisted primarily of cash received from the net proceeds of $0.98 million in debt financing from FFG, which was offset by debt issue costs and $0.13 million in repayment of the line of credit.

Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception through March 30, 2003, we have raised cash of approximately $67 million from sales of debt and equity securities. In addition to funding capital expenditures, which have approximated $28 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through March 30, 2003, we have incurred net losses of approximately $65.7 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain under-performing cafés, continued during 2003.

In March 2003, certain terms of the note with Laurus Master Fund, Ltd. (“Laurus”) were amended to, among other things, change the Fixed Conversion Price to $0.10 per share. The amendment to the note suspends our obligation to make monthly payments of principal until the first business day of the month following the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, suspends the right of Laurus to demand conversion under the note until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, and restructures the repayment schedule for the remaining payments over a seven month period following the resumption of principal payments. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the estimated fair value of $107,000 feature as original issue discount and an increase in common stock and additional paid-in capital.

In August 2002, we entered into a one-year $1.0 million revolving credit line based upon and collateralized by our accounts receivable. We pay daily fees of 0.0667% computed on the outstanding daily balance. As of March 30, 2003, approximately $152,000 was available for borrowing, none of which had been drawn. As a result of lock box deposits being swept to the lender exceeding Company draw-down on the line, at March 30, 2003, the Company had a receivable balance due from the lender of approximately $137,000, most of which was subsequently drawn. We expect that our accounts receivable and the amounts available to us under this facility will be reduced during 2003, primarily due a reduction in our sales to wholesale accounts.

In September 2002, we entered into a $500,000 note payable borrowing from U.S. Bank. The note is secured by a certificate of deposit owned by the Company’s Chief Executive Officer and bears interest, payable monthly, at an annual rate of 3.59%. The note was initially due March 31, 2003, which has since been extended to March 31, 2004.

In March 2003, we completed the offer and sale of $2.0 million in secured promissory notes, series D preferred stock and warrants to purchase common stock to Briazz Venture, L.L.C., an affiliate of FFG (“Briazz Venture”), pursuant to which we issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to FFG and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. We also issued a five-year warrant exercisable for 1,193,546 shares of our common stock at a price per share of $0.50, and 100 shares of series D preferred stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. We agreed to cause up to one person designated by FFG to be appointed to our Board of Directors, subject to increase if we receive shareholder approval. We agreed that, if we receive shareholder approval, we will cause up to five persons designated by Briazz Venture to be appointed to our Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which our common stock is listed. The promissory note is secured by all of our assets and bears interest at 10% per year. Interest is payable monthly in arrears, in cash. The note matures, and all principal and accrued and unpaid interest becomes due, on March 6, 2004. The note may, however, become due prior to March 6, 2004 if we fail to meet financial covenants set forth in the note. Terms of the notes include certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable. The Company has complied with or obtained waivers relating to such covenants.

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

If our shareholders approve the conversion of the series D preferred stock, the series D preferred stock will be convertible at the option of the holder, for an aggregate conversion price of up to $2.0 million for a period of five years, into that number of shares of our common stock as is equal to 66.7% (the “Applicable Percentage”) of our outstanding shares of common stock, on a post-conversion, fully-diluted basis as measured on the date of shareholder approval (but excluding from the calculation of our fully-diluted share capital the Series E preferred stock and, subject to certain limitations, shares subject to our outstanding stock options and other shares reserved for issuance under our stock incentive plans). The number of shares of our common stock into which our series D preferred stock may be converted and the conversion price per share of common stock will initially be fixed on the date that the series D preferred stock first becomes convertible in accordance with the foregoing formula.

On April 10, 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, warrants, and series E preferred stock to Spinnaker Investment Partners, L.P. (“Spinnaker”), a fund managed by Spinnaker Capital Partners, LLC. In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company’s common stock at a price per share of $0.50, and 25 shares of series E preferred stock. The terms of the note, warrant and series E preferred stock are substantially similar to the terms of the note, warrant and series D preferred stock issued to Briazz Venture on March 6, 2003. The $550,000 secured promissory note bears interest at 10% per year. Interest is payable monthly in arrears, in cash. The note matures, and all principal and accrued and unpaid interest becomes due, on March 6, 2004. The note may, however, become due prior to March 6, 2004 if the Company fails to meet financial covenants set forth in the note. Spinnaker was granted registration rights covering the shares of common stock issuable upon conversion of the series preferred stock and exercise of the warrant. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company’s Board of Directors. Proceeds of the financing will be used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, LLC. In connection with the financing, Spinnaker, Laurus Master Fund, Ltd. and Flying Food Group, L.L.C. and its affiliates, including Briazz Venture, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

If shareholders approve the conversion of series D and series E preferred stock, the series E preferred stock will be convertible at the option of the holder, for an aggregate conversion price of up to $500,000 for a period of five years, into one quarter (1/4) of the number of shares of common stock into which the series D preferred stock is convertible. The number of shares of common stock into which series E preferred stock may be converted and the conversion price per share of common stock will initially be fixed on the date that the series E preferred stock first becomes convertible. If the Company’s shareholders approve the conversion of preferred stock, then based upon outstanding securities as of April 10, 2003, assuming that the company does not issue, cancel or modify any of its securities prior to the date of shareholder approval and assuming that Briazz Venture and Spinnaker do not exercise their warrants prior to the date of shareholder approval, the series D preferred stock would initially be convertible into a total of approximately 33,171,900 shares of common stock at a conversion price of approximately $0.06 per share of common stock, and the series E preferred stock would initially be convertible into a total of approximately 8,292,975 shares of common stock at a conversion price of approximately $0.06 per share of common stock. The exact number of shares of common stock that may be issued on conversion of the series D and series E preferred stock and the exact conversion price of the series D and series E preferred stock cannot be determined until the date shareholder approval is received.

If series D and E preferred stock becomes convertible, then so long as the secured promissory note issued to Briazz Venture and Spinnaker remains outstanding, such preferred stock will be entitled to vote, with certain exceptions, together with common stock on an as-converted basis. If the conversion of series D and E preferred stock is not approved by the Company’s shareholders, such preferred stock will not become convertible at the option of the holder and will not be entitled to vote on an as-converted basis. Any shares of series D and E preferred stock outstanding on the fifth anniversary of the initial issuance of such stock will be automatically converted into shares of common stock at a rate of 1/100th and 1/25th of a share of common stock per share of series D and E preferred stock, respectively.

Subject to certain exceptions, if any additional shares of common stock or any securities convertible or exercisable for shares of common stock at an effective price that is less than the conversion price of the series D and E preferred stock or exercise price of the warrants are issued, the conversion or exercise price will be adjusted to equal the effective price at which the new securities were issued. Upon the series D and E preferred stock becoming convertible, the warrants will automatically terminate. Any exercise of the warrants prior to such time will reduce the aggregate conversion price and number of shares issuable upon conversion of the series D and E preferred stock.

As previously announced, the Company entered into a letter of intent to sell senior secured notes and warrants to purchase common stock (the “DB securities”) to DB Advisors, LLC, an affiliate of Deutsche Bank (“DB”), and other investors. If completed, this financing would result in additional cash proceeds of approximately $3.9 million and conversion of securities issued to FFG and Spinnaker into DB securities, and their secured promissory notes, warrants and preferred stock would be cancelled. The notes would bear interest at Libor plus 1%, mature two years from date of closing and be collateralized by a pledge of all Company assets. In addition to notes, investors would receive warrants equal to approximately 78% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis with an exercise price of $0.10 per share and members of management would receive warrants to purchase 12% of the common shares of BRIAZZ on a fully-diluted, post-exercise basis on the same terms as the investors. Additionally, the investors would be entitled to designate four of the five directors serving on the BRIAZZ board of directors. The closing of the financing is subject to, among other things, negotiation and execution of definitive documents and satisfaction of conditions to closing, including the receipt of BRIAZZ shareholder approval and the conversion by FFG of its investment securities as described above. There can be no assurance that the negotiations with the investors will be successful or that the offering will be completed. The Company anticipates using the additional cash proceeds from this financing to repay a portion of the Company’s current outstanding debt with the remainder used for working capital.

The Company is party to an agreement entered into in 2002 with an investment banking firm to become the Company’s exclusive financial advisor with respect to raising capital or otherwise assisting with financing transactions. Pursuant to the agreement, among other things, the Company owes the financial advisor a financing fee of 7% of gross financing proceeds, or 5% in certain financings. In addition, in the event of a transaction, as defined in the agreement, a transaction fee of $750,000 is payable to the financial advisor. In April 2003, the Company received an invoice from the financial advisor for approximately $751,000. The Company, the financial advisor and existing and prospective investors are in the process of negotiations regarding the timing and amount of any payment with respect to this invoice. Based upon an understanding with the financial advisor and prospective investors, if the proposed financing closes as presently proposed, the transaction fee would be significantly reduced.

At March 30, 2003, we had cash and cash equivalents of approximately $0.5 million. Since March 30, 2003, we have used a combination of cash and cash equivalents, operating revenues and the proceeds of additional borrowings to meet our immediate cash needs; however, we will need additional capital in the immediate future by the end of the second quarter of 2003 in order to continue operating our business. We are attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of our leases. We will need to raise additional capital to finance our operations, as well as to enhance our operations, fund our expansion, respond to competitive pressures and repay our borrowings when they become due. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on terms favorable to us, we may be forced to curtail operations, dispose of assets, or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue our operations.

Poor financial results, inability to comply with the terms of our borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict or discontinue our operations.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. We have incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $72.7 million at March 30, 2003. As disclosed in the report of independent accountants on our annual financial statements and included in our Annual Report on Form 10-K, these matters raise substantial doubt about our ability to continue as a going concern. To date, we have financed operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues or our ability to reduce operating expenses.

Recent accounting pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a material impact on the Company’s results of operation or financial position.

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

Critical Accounting Policies – We have identified the policies below as critical to our business operations and the understanding of our results of included in operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our December 29, 2002 Annual Report on Form 10-K. Preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Valuation of Long-Lived Assets – We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate based on either discounted cash flows or appraised values, depending on the nature of the asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, utility costs and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk; however we will be reliant upon FFG to control food commodity risk for those products we purchase from FFG. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting the material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls – During the fourth quarter of fiscal 2002, the Company’s chief financial officer resigned. During the first quarter of fiscal 2003, the Company’s controller and president resigned. Due to the impact of these resignations, the Company hired consultants to assist with the preparation of its financial statements and Exchange Act reports. The Company will continue to utilize consultants until it has hired a full-time chief financial officer. Other than these changes, there were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Constituent Instruments and Rights - Information regarding the Company’s Series D and Series E Preferred Stock, and the terms thereof, has been previously reported by the Company in Company’s December 29, 2002 Annual Report on Form 10-K and a Form 8-K dated April 10, 2003

Recent Sales – We issued demand notes to an affiliate of FFG in the following principal amounts, for the face amount in cash: $100,000 on December 30, 2002, $100,000 on January 6, 2003 and $225,000 on January 6, 2003. The demand notes were issued to an accredited investor and, if deemed to be securities, in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act.

We issued $2.0 million principle amount of senior secured promissory notes, 100 shares of Series D Preferred Stock and a warrant to purchase 1,193,546 shares of common stock at an exercise price of $0.50 per share to an affiliate of FFG on March 6, 2003, for approximately $0.55 million in cash and conversion of $1.45 million in demand notes. The securities were issued to an accredited investor in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act. The terms of the securities are more fully described elsewhere in this report.

We issued 40,200 shares of common stock to Laurus upon conversion of $8,260 of the amount outstanding under the Laurus convertible note. The securities were issued to an accredited investor in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.

3.1.1(5)	Articles of Amendment filed March 5, 2003 (including designation of Series D Convertible Preferred Stock).

3.1.2(6)	Articles of Amendment filed April 10, 2003 (including designation of Series E Convertible Preferred Stock).

3.2(5)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate for Common Stock.

4.2(5)	Specimen Stock Certificate for Series D Convertible Preferred Stock

4.3(6)	Specimen Stock Certificate for Series E Convertible Preferred Stock.

10.1(1)(2)	1996 Amended Stock Option Plan.

10.2(1)(2)	Form of Option Agreement (1996 Plan - Fresh Options prior to February 2001).

10.3(1)(2)	Form of Option Agreement (1996 Plan - other options prior to February 2001).

10.4(1)(2)	2001 Employee Stock Purchase Plan.

10.5(2)	Form of Warrant (Series C Convertible Preferred Stock financing).

10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7(2)	Form of Registration Rights Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

10.8(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

10.9(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.

10.10(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.

10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.

10.15(5)	Surrender of Possession and Termination of Lease Agreement dated December , 2002 regarding lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.

10.16(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

10.17(1)(2)	Form of Option Agreement (1996 Plan - all options since February 2001).

10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.

10.19(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000.

10.20(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002.

10.21(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002.

10.22(5)	Allonge dated December 2, 2002 to the Convertible Note issued by the Company to Laurus Master Fund, Ltd. on June 18, 2002.

10.24(5)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated December 2, 2002.

10.25(5)	Allonge dated January , 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.26(5)	Allonge dated as of February 26, 2003 to the Convertible Note dated June 18, 2002 issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

Exhibit
Number		Description

10.27	(5)	Allonge dated as of February 26, 2003 to the Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.28	(4)	Form of Secured Convertible Demand Note used in October 2002.

10.29	(5)	Form of Secured Convertible Demand Note used in December 2002 and January 2003.

10.30	(5)	Food Production Agreement between BRIAZZ and Flying Food Group, L.L.C. dated December 1, 2002

10.31	(5)	Amended Security Agreement between BRIAZZ, Flying Food Group, L.L.C. and New Management, Ltd., dated December 3, 2002.

10.32	(5)	Amended and Restated Purchase Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 5, 2003.

10.33	(5)	$2,000,000 Senior Secured Note issued by BRIAZZ in favor of Briazz Venture, L.L.C., dated March 6, 2003.

10.34	(5)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Briazz Venture, L.L.C. dated March 6, 2003.

10.35	(5)	Amendment dated March 6, 2003 between BRIAZZ and Briazz Venture, L.L.C. to Security Agreement dated December 3, 2002.

10.36	(5)	Voting Agreement between Briazz Venture, L.L.C. and Victor D. Alhadeff, dated as of March 6, 2003.

10.37	(5)	Registration Rights Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 6, 2003.

10.38	(6)	Purchase agreement between BRIAZZ and Spinnaker Investment Partners, L.P., dated April 10, 2003

10.39	(6)	$550,000 Senior Secured Note issued by BRIAZZ in favor of Spinnaker Investment, L.P., dated April 10, 2003

10.40	(6)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Spinnaker Investment Partners, L.P., dated April 10, 2003

10.41	(6)	Amended and Restated Security Agreement by and among BRIAZZ, Briazz Venture, L.L.C. and Spinnaker Investment Partners, L.P., dated April 10, 2003

10.42	(6)	Amended and Restated Agreement Between Creditors by and among BRIAZZ, Laurus Master Fund, Ltd., Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003

10.43	(6)	Amended and Restated Registration Rights Agreement by and among BRIAZZ, Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003

99.1		Risk Factors

99.2		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract.

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922).

(3)	Incorporated by reference to our Form 8-K filed on July 20, 2002.

(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 29, 2002.

(5)	Incorporated by reference to our Form 10-K for the year ended December 29, 2002.

(6)	Incorporated by reference to our Form 8-K dated April 10, 2003.

(b)  Reports on Form 8-K

The Company filed a Form 8-K dated December 30, 2002 to report the issuance of a demand note, entering into the food production agreement, and a repayment election under the Laurus note.

The Company filed a Form 8-K dated January 24, 2003 to disclose that the Company’s common stock was transferred to the Nasdaq SmallCap Market.

The Company filed a Form 8-K dated February 21, 2003 to report entering into a letter of intent to sell securities to DB Advisors, LLC and other investors.

The Company filed a Form 8-K dated March 4, 2003 to report the closing of the Briazz Venture $2.0 million financing transaction.

     (a) SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BRIAZZ, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIAZZ, INC.

Date: May 14, 2003.	By: /s/ Victor D. Alhadeff
Victor D. Alhadeff Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board

CERTIFICATIONS

          I, Victor D. Alhadeff, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of BRIAZZ, INC., certify that:

           1      I have reviewed this Quarterly Report on Form 10-Q of BRIAZZ, INC.;

           2      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

           5      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

           6      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Victor D. Alhadeff
Victor D. Alhadeff Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors