Form 10-Q
period 2003-06-29
BRIAZZ INC
filed 2003-08-13
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________________TO ________________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

The number of outstanding shares of common stock, no par value, of the Registrant at August 1, 2003 was 5,990,916.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes   ☐    No   ☒

BRIAZZ, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.
BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 29,	December 29,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$516	$491
Current portion of restricted certificates of deposit	31	40
Accounts receivable, net of allowance of $125 (2003) and $135 (2002)	253	428
Inventory	298	409
Prepaid expenses	215	611
Other current assets	95	154

Total current assets	1,408	2,133
Property and equipment, net	5,381	7,897
Restricted certificates of deposit, net of current portion	398	423
Deferred debt issue cost, deposits and other assets	967	252

Total assets	$8,154	$10,705

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit borrowings	$—	$129
Accounts payable, including amounts due to related party	3,789	2,737
Accrued compensation	611	758
Other accrued liabilities	1,997	894
Notes payable	1,426	1,390
Notes payable to related parties (Note 3)	2,427	1,025
Current portion of capital lease obligations	97	109

Total current liabilities	10,347	7,042
Capital lease obligations, net of current portion	194	234

Total liabilities	10,541	7,276

Commitments and contingencies (Notes 2 and 8)
Stockholders’ equity (deficit)
Series D preferred stock, no par value; 100 shares authorized, issued and outstanding (2003)	—	—
Series E preferred stock, no par value; 25 shares authorized, issued and outstanding (2003)	—	—
Common stock and additional paid in capital, no par value; 100,000,000 shares authorized; 5,990,916 (2003) and 5,880,173 (2002) shares issued and outstanding	73,989	73,819
Deferred stock compensation	—	(203)
Accumulated deficit	(76,376)	(70,187)

Total stockholders’ equity (deficit)	(2,387)	3,429

Total liabilities and stockholders’ equity (deficit)	$8,154	$10,705

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Sales
Retail	$5,123	$5,690	$10,239	$10,984
Branded Sales	1,542	2,095	3,218	4,157

Total Sales	6,665	7,785	13,457	15,141

Operating Expenses
Cost of food and packaging	3,660	3,003	6,855	5,816
Occupancy expenses	971	1,034	2,085	2,030
Labor expenses	1,671	2,894	3,691	5,619
Depreciation and amortization	714	885	1,507	1,673
Other operating expenses	268	479	557	850
General and administrative expenses	1,635	1,894	3,244	3,745
Loss on disposal of assets	42	—	206	2
Provision for asset impairment and store closure	1,059	6	1,059	22

Total operating expenses	10,020	10,195	19,204	19,757

Loss from operations	(3,355)	(2,410)	(5,747)	(4,616)

Other (expense) income
Interest and other expense	(295)	(127)	(449)	(137)
Interest and other income	4	10	7	41

	(291)	(117)	(442)	(96)

Net loss	$(3,646)	$(2,527)	$(6,189)	$(4,712)

Basic and diluted net loss per share	$(0.61)	$(0.43)	$(1.03)	$(0.81)

Weighted-average shares used in computing basic and diluted net loss per share	5,990,916	5,847,310	5,984,104	5,839,340

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
Statement of Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Deferred
			stock	Accumulated
	Shares	Amount	compensation	deficit	Total

Balance at December 29, 2002	5,880	$73,819	$(203)	$(70,187)	$3,429
Issuance of shares for convertible debt	40	8	—	—	8
Issuances of stock warrants and modifications of stock warrants and convertible notes to reduce exercise and conversion price	—	145	—	—	145
Amortization of deferred compensation	—	—	203	—	203
Employee stock purchase plan	71	17	—	—	17
Net loss	—	—	—	(6,189)	(6,189)

Balance at June 29, 2003	5,991	$73,989	$—	$(76,376)	$(2,387)

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended

	June 29,	June 30,
	2003	2002

Cash flows from operating activities
Net loss	$(6,189)	$(4,712)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred stock compensation expense	203	174
Non-cash interest expense	200	115
Depreciation and amortization	1,507	1,673
Loss on disposal of assets	206	2
Provision for asset impairment and store closure	1,059	22
Changes in operating assets and liabilities:
Accounts receivable	175	(271)
Inventory	111	(60)
Prepaid expenses and other current assets	455	(429)
Accounts payable, including amounts due to related party	890	259
Accrued compensation	(147)	100
Other accrued liabilities	803	7
Other	(270)	(3)

Net cash used in operating activities	(997)	(3,123)

Cash flows from investing activities
Purchases of property and equipment	(16)	(1,851)
Other	—	8

Net cash used in investing activities	(16)	(1,843)

Cash flows from financing activities
Change in checks issued in excess of bank deposits	162	(754)
Repayment of line-of-credit borrowings	(129)	—
Repayment of notes payable	—	(75)
Proceeds from notes payable, preferred stock and warrants	1,525	1,250
Debt and preferred stock issuance costs	(502)	(108)
Decrease in restricted certificates of deposit	34	115
Proceeds from employee stock purchase plan	—	19
Repayment of capital lease obligation	(52)	—

Net cash provided by financing activities	1,038	447

Net increase (decrease) in cash and cash equivalents	25	(4,519)
Cash and cash equivalents
Beginning of period	491	6,193

End of period	$516	$1,674

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$(22)

Supplemental disclosure of non-cash investing and financing activities
Addition to additional paid-in-capital relating to issuance of warrants and modification of warrants and convertible notes to reduce exercise and conversion price	$145	$—

Accrued debt issuance costs	$366	$65

Notes payable converted to common stock	$8	$—

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of operations and significant accounting policies

Operations – BRIAZZ, INC. (“BRIAZZ” or the “Company”) distributes branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company’s business strategy is to solidify its current markets and as funding becomes available, build BRIAZZ into a national brand by expanding in major metropolitan areas across the United States. The Company’s retail distribution network includes BRIAZZ cafés, as well as box lunch and catered platter delivery. The Company also distributes its products through select wholesale accounts. Each market obtains products from a central kitchen, which prepares meals daily. Until December 2002 the Company operated a central kitchen in each market. The Company’s Chicago and Los Angeles central kitchens were closed in late 2002 and the Seattle central kitchen was closed in February 2003. It is expected the San Francisco central kitchen will also close. Upon closure of the central kitchens, the Company has contracted for the production of its products.

At June 29, 2003, the Company operated 12 cafés in Seattle, 14 cafés in San Francisco, 8 cafés in Chicago and 9 cafés in Los Angeles. In July, the company closed a café in San Francisco.

Interim financial information – The financial information at June 29, 2003, and for the 13 and 26-week periods ended June 29, 2003 and June 30, 2002 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operations for the periods ended June 29, 2003 are not necessarily indicative of results to be expected for the entire fiscal year or future periods.

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

Impairment of long-lived assets – The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing projected undiscounted net cash flows at the lowest level for which there are identifiable cash flows, which is at the store level, to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to estimated fair value, which is determined based either on discounted projected cash flows or appraised values, depending on the nature of the asset. During the fiscal quarter ended June 29, 2003, the Company recorded an impairment write-down of approximately $1.06 million related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Accounts Payable – The Company’s banking system provides for the daily replenishment of disbursement bank accounts as checks are presented. Included in accounts payable at June 29, 2003 and December 29, 2002 is $319,000 and $157,000, respectively, representing the excess of outstanding checks over cash on deposit at the bank on which the checks were drawn.

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

Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands except share and per share data):

	Thirteen-weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	$(3,646)	$(2,527)	$(6,189)	$(4,712)
Add:
Total compensation cost included in net loss	—	87	203	174
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	—	(175)	(603)	(350)

Proforma net loss	$(3,646)	$(2,615)	$(6,589)	$(4,888)

Net loss per share:

Basic and diluted - as reported	$(0.61)	$(0.43)	$(1.03)	$(0.81)

Basic and diluted - pro forma	$(0.61)	$(0.45)	$(1.10)	$(0.84)

Net loss per share – The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		26-week period ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss	$(3,646)	$(2,527)	$(6,189)	$(4,712)

Weighted – average shares used in computing basic and diluted net loss per share	5,990,916	5,847,310	5,984,104	5,839,340

Basic and diluted net loss per share	$(0.61)	$(0.43)	$(1.03)	$(0.81)

Shares excluded from loss per share calculation:
Options to purchase common stock	687,541	983,735	687,541	983,735
Convertible debt	1,113,414	1,041,667	1,113,414	1,041,667
Warrants to purchase common stock	3,717,496	1,180,404	3,717,496	1,180,404

Total shares excluded	5,518,451	3,205,806	5,518,451	3,205,806

Reclassifications – Certain components of prior year revenues and expenses have been reclassified to conform to current year classifications. The reclassifications have no effect on stockholder’s equity or net loss.

Recent accounting pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. At adoption of SFAS No. 143 the Company did not have any material asset retirement obligations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Company does not own any derivative instruments and is not engaged in hedging activities, and does not believe the adoption of SFAS 149 will have a significant impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS no. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a significant impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Guarantees of Indebtedness of Others – an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. The Company has not guaranteed indebtedness of others. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities, and does not believe FIN 46 will have a significant impact on its results of operations, financial position or cash flows.

Note 2. Financial condition and basis of presentation

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $76.4 million and a working capital deficit of $8.9 million at June 29, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company’s ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues and its ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

At June 29, 2003, the Company had cash and cash equivalents of approximately $0.5 million. As described in Note 8, subsequent to June 29, 2003, the Company has raised additional cash from the sale of its debt and equity securities, substantially all of which has been or will be used to repay existing indebtedness and accounts payable. The Company has used a combination of cash and cash equivalents, operating revenues and proceeds of additional borrowings to meet its immediate cash needs; however, it is anticipated that additional cash may be needed by the end of 2003 in order to continue operating. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of the Company’s suppliers and on some of the Company’s leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. The Company will need to raise additional cash to finance its operations, as well as to enhance operations, fund any expansion, respond to competitive pressures and repay borrowings when they become due. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of the Company’s common stock. There can be no assurance that the Company will be able to obtain additional financing at terms favorable to the Company, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements within the required timeframe on acceptable terms, the Company may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect the Company’s financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, the Company may be required to discontinue its operations

Note 3. Notes payable and other borrowings

In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) in connection with the issuance of a $1.25 million 14% convertible note (the “14% convertible note”) to Laurus and a warrant to purchase 250,000 shares of common stock. The 14% convertible note is collateralized by all of the Company’s assets. During the twenty-six weeks ended June 29, 2003, convertible notes of approximately $8,000 were converted into 40,200 shares of company stock. During the fiscal quarter ended March 30, 2003, the 14% convertible note was amended to among other things, change the fixed conversion price to $0.10 per share and defer principal payments, under certain conditions, to July 2003.

Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the related beneficial conversion features estimated fair value of $107,000 as original issue discount and an increase in common stock and additional paid-in capital during the fiscal quarter ended March 30, 2003. As described in Note 8, the terms of the 14% convertible note were further amended in connection with a financing completed in August 2003.

In March 2003, the Company issued $2 million of promissory notes, 100 shares of series D convertible preferred stock (“Series D Preferred Stock”), and warrants to purchase 1,193,546 shares of the Company’s common stock at a price per share of $0.50 to Briazz Venture L.L.C. (“BV”) an affiliate of Flying Food Group, L.L.C. (“FFG”), in consideration for approximately $550,000 cash and conversion of $1.45 million of outstanding demand notes. Proceeds from the sale of these securities were used for working capital. The Company recorded a debt discount of approximately $21,000 relating to the issuance of warrants. All Company assets are pledged as collateral for the notes. The notes bear interest at 10% per year, payable monthly, and are due March 6, 2004, subject to earlier maturity under certain conditions. Terms of the notes include certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable. The warrants are immediately exercisable and have a five year term, subject to shareholder approval of conversion of Series D Preferred Stock into common stock at which time the warrants are cancelled. Subject to shareholder approval, Series D Preferred Stock would be convertible, for a term of five years, at the option of the holder, into approximately 66.7% of the Company’s outstanding common stock on a fully-diluted post-conversion basis, such percentage being adjustable under certain conditions. Upon the occurrence of any event of default under this note, the amount due and owing under the note shall be increased to 130% of the then outstanding aggregate principal amount of the note together with any accrued and unpaid interest and fees. While any event of default is continuing, a default rate of 14% will apply and BV may declare all amounts owing under the note immediately due and payable.

In April 2003, the Company issued a $550,000 secured promissory note, 25 shares of series E convertible preferred stock (“Series E Preferred Stock”), and warrants to purchase 1,193,546 shares of the Company’s common stock at a price per share of $0.50 to Spinnaker Investment Partners, L.P. (“Spinnaker”), a fund managed by Spinnaker Capital Partners, LLC (“Spinnaker Capital”), in consideration for $550,000 cash. One of the Company’s directors is a director of Spinnaker Capital. The terms of the note, warrant and Series E Preferred Stock are substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV in March 2003. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 fee paid to Spinnaker Capital. In connection with the financing, Spinnaker, Laurus and FFG and its affiliates, including BV, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

If shareholders approved the conversion of Series D and Series E Preferred Stock, the Series E Preferred Stock would be convertible at the option of the holder, for an aggregate conversion price of up to $500,000 for a period of five years, into approximately one quarter (1/4) of the number of shares of common stock into which the Series D Preferred Stock is convertible. The number of shares of common stock into which Series E Preferred Stock may be converted and the conversion price per share of common stock would initially be fixed on the date that the Series E Preferred Stock first becomes convertible. If the Company’s shareholders approved the conversion of preferred stock, then based upon outstanding securities as of April 10, 2003, assuming that the Company did not issue, cancel or modify any of its securities prior to the date of shareholder approval and assuming that BV and Spinnaker did not exercise their warrants prior to the date of shareholder approval, the Series D Preferred Stock would initially have been convertible into a total of approximately 33.2 million shares of common stock at a conversion price of approximately $0.06 per share of common stock, and the Series E Preferred Stock would initially have been convertible into a total of approximately 8.3 million shares of common stock at a conversion price of approximately $0.06 per share. The exact number of shares of common stock that would have been issued on conversion of the Series D and Series E Preferred Stock and the exact conversion price of the Series D and Series E Preferred Stock could not be determined until the date shareholder approval is received.

As described in Note 8, in July 2003 the Company obtained shareholder approval of the conversion of Series D and Series E Preferred Stock, which caused the preferred stock to become convertible and the warrants to terminate; in August 2003, the Company completed a financing in which the promissory notes and Series D and Series E Preferred Stock issued to BV and Spinnaker were cancelled in exchange for new promissory notes and series F convertible preferred stock. No shares of Series D or Series E Preferred Stock were converted prior to such time.

Note 4. Stock Options

The Company maintains the BRIAZZ 1996 Stock Option Plan (the “Plan”) to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized 1,165,000 shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years. In March 2003, the Company Board of Directors accelerated vesting on stock options such that all outstanding options became fully vested. The following summarizes stock option activity from December 29, 2002 to June 29, 2003 (shares in thousands, except exercise price):

		Weighted-
		average
	Shares	exercise price

Options outstanding, December 29, 2002	1,050	$5.96
Options granted	—	N/A
Options forfeited	(362)	$3.62

Options outstanding, June 29, 2003	688	$7.19

Prior to 2002, the Company granted stock options to employees (which vested over four years) and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. Related deferred stock compensation is being amortized generally over a four-year vesting period. As a result of these grants and acceleration of vesting in March 2003, the Company recorded deferred stock compensation of approximately $203,000 and $174,000 in twenty-six week periods ended June 29, 2003 and June 30, 2002, respectively.

As disclosed in Note 8, the Company adopted a new stock incentive plan in the third quarter of 2003.

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

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Retail
Net Sales	$5,123	$5,690	$10,239	$10,984
Cost of food and packaging	(2,543)	(2,166)	(4,842)	(4,119)

	2,580	3,524	5,397	6,865
Cost of operations	(3,034)	(3,836)	(6,252)	(6,865)
Provision for asset impairment, store closure and loss on disposal	(1,075)	(4)	(1,076)	(21)

Income (loss) from operations	$(1,529)	$(316)	$(1,931)	$(21)

EBITDA	$47	$672	$210	$1,436

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$911	$1,333	$1,878	$2,670
Cost of food and packaging	(458)	(400)	(824)	(805)

	453	933	1,054	1,865

Wholesale and Grocery
Net Sales	631	762	1,340	1,487
Cost of food and packaging	(527)	(398)	(970)	(794)

	104	364	370	693

Total Branded Sales
Net Sales	1,542	2,095	3,218	4,157
Cost of food and packaging	(985)	(798)	(1,794)	(1,599)

	557	1,297	1,424	2,558
Cost of operations	(583)	(1,086)	(1,327)	(2,140)

Income (Loss) from operations	$(28)	$211	$97	$418

EBITDA	$51	$278	$247	$547

Kitchens
Unallocated cost of food and packaging	$(132)	$(39)	$(218)	$(98)
Unallocated cost of operations	(215)	(896)	(643)	(1,752)
Provision for asset impairment, store closure and loss on disposal	(26)	—	(189)	(1)

Income (Loss) from operations	$(373)	$(935)	$(1,050)	$(1,851)

EBITDA	$(333)	$(766)	$(815)	$(1,525)

General and Administrative
Income (Loss) from operations	$(1,425)	$(1,370)	$(2,863)	$(3,162)

EBITDA	$(1,305)	$(1,703)	$(2,617)	$(3,377)

Total
Net Sales	$6,665	$7,785	$13,457	$15,141
Cost of food and packaging	(3,660)	(3,003)	(6,854)	(5,816)

	3,005	4,782	6,603	9,325
Cost of operations	(5,259)	(7,186)	(11,085)	(13,917)
Provision for asset impairment, store closure and loss on disposal	(1,101)	(6)	(1,265)	(24)

Income (Loss) from operations	$(3,355)	$(2,410)	$(5,747)	$(4,616)

EBITDA	$(1,540)	$(1,519)	$(2,975)	$(2,920)

In the table above, EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the above presentation of EBITDA is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. A reconciliation of net loss to EBITDA is as follows (amounts in thousands):

	Twenty-six weeks ended		Thirteen weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss	$(3,646)	$(2,527)	$(6,189)	$(4,712)
Add back:
Depreciation and amortization	714	885	1,507	1,673
Loss on disposal of assets	42	—	206	2
Provision for asset impairment and store closure	1,059	6	1,059	22
Interest and other expense	295	127	449	137
Interest and other income	(4)	(10)	(7)	(42)

EBITDA	$(1,540)	$(1,519)	$(2,975)	$(2,920)

Note 6. Commitments and contingencies

The Company is subject to various legal proceedings, regulatory compliance matters and claims that arise in the ordinary course of business. Company management currently believes that all reasonable amounts relating to such matters have been accrued, and that resolution of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company is party to an agreement entered into in 2002 with an investment banking firm to become the Company’s exclusive financial advisor with respect to raising capital or otherwise assisting with financing transactions. Pursuant to the agreement, among other things, the Company owes the financial advisor a financing fee of 7% of gross financing proceeds, or 5% in certain financings. In addition, upon closing of the Company’s April 2003 financing, pursuant to the agreement’s change of control provision, the investment advisor was owed a change of control fee, which has been recorded as deferred debt issue cost in the amount of $300,000 and included in accrued other liabilities at June 29, 2003. As described in Note 8, in August 2003 the Company will issue cash and new securities to the financial advisor in full satisfaction of the change of control fee owed.

Note 7. Related Parties

The Company’s $500,000 note payable to a bank is collateralized by the pledge of a certificate of deposit in such amount owned by the Company’s founder.

As further described in Note 3, in March and April 2003, the Company issued securities to BV and Spinnaker, such that, subject to shareholder approval, FFG and Spinnaker could own approximately 66.7% and 16.7% respectively of the Company’s common stock on a fully-diluted, post conversion basis.

In December 2002, the Company entered into a Food Production Agreement, pursuant to which the Company now purchases its food products from FFG in the Chicago, Los Angeles and Seattle markets. The agreement has a term of ten years subject to earlier termination (i) by FFG upon 180-days’ notice if the Company fails to obtain shareholder approval for the issuance of common stock upon the conversion of shares of Series D Preferred Stock held by FFG’s affiliate or (ii) by either party if the other party becomes insolvent. Purchases from FFG approximated $2.6 million and $4.1 million during the fiscal quarter and year to date periods ended June 29, 2003, respectively. Included in accounts payable at June 29, 2003 and December 29, 2002 is $765,000 and $200,000, respectively due to FFG.

On May 28, 2003, the Company entered into an agreement with Deutsche Bank London Ag (“DB”), BV, Spinnaker (collectively, the “Investors”) and Delafield Hambrecht, Inc. (“Delafield”) providing for the issuance of an aggregate of $6.0 million of senior secured non-convertible promissory notes (“New Notes”) and shares of Series F Preferred Stock to the Investors and Delafield (See Note 8).

Note 8. Subsequent Events

On July 29, 2003, the Company’s shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company’s common stock and warrants issued to BV and Spinnaker were terminated.

On August 1, 2003, the Company issued $5.9 million of senior secured non-convertible promissory notes (“New Notes”) and shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”) to the Investors in exchange for (i) $3.4 million of cash from DB, (ii) $2 million of a previously issued promissory note held by BV and all of the outstanding Series D Preferred Stock held by BV, and (iii) $0.55 million of a previously issued promissory note held by Spinnaker and all of the outstanding Series E Preferred Stock held by Spinnaker. The Investors also have the right to designate up to five of the Company’s directors. The Series F Preferred Stock is convertible at the option of the holder, at a conversion price of $0.10 per share of the Company’s common stock, into approximately 90% of the Company’s outstanding common stock on a fully-diluted, post-conversion basis (approximately 81 million shares). Of this amount approximately 84% were issued to the Investors and approximately 6% will be issued to the Company’s new and existing management. The New Notes are due two years from issuance, bear interest, payable quarterly, at one-month LIBOR plus 1% per annum, and are collateralized by a security interest in all of the Company’s assets. The New Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. Additionally, in connection with this financing, the Company issued $100,000 of New Notes, shares of Series F Preferred Stock convertible into 850,000 shares of the Company’s common stock, paid cash of $100,000 and will pay an additional $100,000 by the end of the Company’s third fiscal quarter to a financial advisor is full satisfaction of a change of control fee previously owed by the Company to the financial advisor. Substantially all of the net proceeds of the financing have been or will be used to repay existing indebtedness and accounts payable.

In addition, in connection with the financing transaction, the Company’s articles of incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock and the Company agreed to issue to certain new and existing members of the Company management share of Series F Preferred Stock convertible into approximately 5.3 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of certain events could differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of our operating results, our ability to obtain additional financing on terms favorable to us, or at all, our ability to compete successfully, our ability to successfully transition food production to third parties, our reliance upon FFG and HEMA, our ability to meet our obligations, actions of our debt holders, landlords and suppliers, our ability to maintain current cafe locations and secure new ones, food and labor costs, and operation in only four geographic areas. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risk factors set forth in exhibit 99.1 and in other filings on file with the SEC, which risk factors are incorporated herein as though fully set forth.

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

As of July 31, 2003, we operate a total of 42 cafés in Seattle (12), San Francisco (13), Chicago (8) and Los Angeles (9). The four café decrease since year end is due to the closure of under-performing locations, one in the first quarter, two in the second quarter, and one in the third quarter of 2003. We expect to close two additional cafes in the near future, one following the expiration of our lease and one due to poor performance. Due to, among other things, capital restrictions, we do not currently plan to open any cafés in 2003 and may close more existing café’s.

In December 2002, we contracted with FFG to assemble and package substantially all of our prepared food products used at our café locations and in our branded sales. Pursuant to this agreement we closed our central kitchens and transferred our food production to FFG in the Chicago market in December 2002 and in the Seattle market at the end of February 2003. In Los Angeles, we closed our central kitchen in December 2002. Pursuant to our agreement with FFG, FFG subcontracted our food production to Hema Food Services, Inc. (“Hema”). We intend to outsource our food production in San Francisco and pursuant to our agreement with FFG, we are working together to find another company and to close that central kitchen. We believe that these efforts should allow us to reduce our overhead in our existing markets. There can be no assurance that the transition to third-party central kitchens for food preparation will be successful or that the Company will be able to realize anticipated cost savings.

As a result of central kitchen and café closures and reductions in corporate personnel due to our restructuring efforts, there was a decrease of 68 employees from the beginning of the year, or 18%, to 303 employees at August 3, 2003, 52 full-time salaried and 251 hourly. These employee reductions have resulted in and will result in future decreases in labor expenses in 2003.

We are continuing to respond to changing economic conditions, which have included in increased office vacancies, declining employment in areas where we operate cafes, and resulted in declining same store sales. Actions taken to reduce negative cash flow from operations, include reducing costs through closing central kitchens and outsourcing prepared food production, which result in personnel reductions, closing under-performing cafes, eliminating unprofitable wholesale accounts, internal reorganization and other workforce reductions. We are continuing to focus on these actions to reduce costs as well as on efforts to improve our economic performance by securing additional revenue sources through our existing business segments and geographic markets, and through agreements to license or franchise. We are seeking to increase revenues in our existing cafes through, among other things, improving our menu offerings and mix, increasing our guest check average through add-on sales, such as chips, cookies and beverages, and by improving levels of service to our guests.

As a result of not meeting listing requirements, our common stock is no longer listed by the Nasdaq SmallCap Market, and commencing in June 2003 is quoted on the Over-the-Counter Bulletin Board.

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

Below is a comparison of sales in each market for the thirteen and twenty-six weeks ended June 29, 2003 and June 30, 2002. Market pre-tax profit (loss) consists of sales less expenses related to each market other than corporate general and administrative expense. Sales include sales from cafés, box lunches, catering, vending, wholesale, grocery and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items are described in more detail in “Results of Operations.” Because corporate general and administrative included depreciation and amortization related to corporate assets corporate general and administrative totals will differ from the General and Administrative segment financial information.

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Geographic Markets	2003	2002	2003	2002

	(dollars in thousands)
Seattle
Sales:
Retail	$1,374	$1,479	$2,694	$2,909
Branded Sales	729	1,159	1,514	2,310

Total sales	$2,103	$2,638	$4,208	$5,219

Cost of food and packaging:
Retail	$(814)	$(575)	$(1,400)	$(1,104)
Branded Sales	(551)	(494)	(900)	(992)
Unallocated cost of products and packaging	—	(27)	(40)	(28)

Total cost of food and packaging	$(1,366)	$(1,096)	$(2,341)	$(2,124)

Income (loss) from operations	$(305)	$(117)	$(485)	$(131)

Cafes	12	13	12	13
San Francisco
Sales:
Retail	$1,761	$1,939	$3,534	$3,719
Branded Sales	294	322	590	651

Total sales	$2,055	$2,261	$4,124	$4,370

Cost of food and packaging:
Retail	$(647)	$(713)	$(1,309)	$(1,357)
Branded Sales	(106)	(95)	(200)	(199)
Unallocated cost of products and packaging	(131)	(14)	(178)	(59)

Total cost of food and packaging	$(884)	$(822)	$(1,687)	$(1,615)

Income (loss) from operations	$(446)	$(332)	$(773)	$(463)

Cafes	14	15	14	15
Chicago
Sales:
Retail	$900	$1,127	$1,815	$2,220
Branded Sales	220	305	533	586

Total sales	$1,120	$1,432	$2,347	$2,806

Cost of food and packaging:
Retail	$(510)	$(444)	$(990)	$(857)
Branded Sales	(136)	(103)	(341)	(195)
Unallocated cost of products and packaging	—	(6)	—	(4)

Total cost of food and packaging	$(645)	$(553)	$(1,331)	$(1,056)

Income (loss) from operations	$(632)	$(322)	$(943)	$(468)

Cafes	8	10	8	10
Los Angeles
Sales:
Retail	$1,088	$1,145	$2,197	$2,136
Branded Sales	299	309	581	610

Total sales	$1,387	$1,454	$2,778	$2,746

Cost of food and packaging:
Retail	$(573)	$(434)	$(1,143)	$(801)
Branded Sales	(192)	(106)	(352)	(213)
Unallocated cost of products and packaging	—	8	—	(7)

Total cost of food and packaging	$(765)	$(532)	$(1,495)	$(1,021)

Income (loss) from operations	$(546)	$(269)	$(682)	$(392)

Cafes	9	10	9	10
All Markets
Sales:
Retail	$5,123	$5,690	$10,239	$10,984
Branded Sales	1,542	2,095	3,218	4,157

Total sales	$6,665	$7,785	$13,457	$15,141

Cost of food and packaging:
Retail	(2,543)	(2,166)	(4,842)	(4,119)
Branded Sales	(985)	(798)	(1,794)	(1,599)
Unallocated cost of products and packaging	(132)	(39)	(218)	(98)

Total cost of food and packaging	$(3,660)	$(3,003)	$(6,854)	$(5,816)

Loss from operations before general and administrative	$(1,930)	$(1,040)	$(2,884)	$(1,454)
Corporate general and administrative	(1,425)	(1,370)	(2,863)	(3,162)

Loss from operations	$(3,355)	$(2,410)	$(5,747)	$(4,616)

Total cafes	43	48	43	48

The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(As a percentage of sales)
Statement of Operations Data
Sales:
Retail	76.9%	73.1%	76.1%	72.5%
Branded Sales	23.1%	26.9%	23.9%	27.5%

Total Sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of food and packaging	54.9%	38.6%	50.9%	38.4%
Occupancy expenses	14.6%	13.3%	15.5%	13.4%
Labor expenses	25.1%	37.2%	27.4%	37.1%
Depreciation and amortization	10.7%	11.4%	11.2%	11.0%
Other operating expenses	4.0%	6.2%	4.1%	5.6%
General and administrative expenses	24.5%	24.3%	24.1%	24.7%
(Gain)/Loss on Sale of Assets	0.6%	0.0%	1.5%	0.0%
Provision for asset impairment and store closure	15.9%	0.1%	7.9%	0.1%

Total operating expenses	150.3%	131.0%	142.7%	130.5%

Loss from operations	(50.3)%	(31.0)%	(42.7)%	(30.5)%
Other (expense) income	(4.4)%	(1.5)%	(3.3)%	(0.6)%

Net loss	(54.7)%	(32.5)%	(46.0)%	(31.1)%

Selected Operations Data
Number of locations at period end:
Central kitchens	1	4	1	4
Cafes	43	48	43	48

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED JUNE 29, 2003 COMPARED WITH 13-WEEK PERIOD ENDED JUNE 30, 2002

Sales – Total sales decreased by $1.12 million, or 14.4%, from $7.79 million to $6.67 million.

Retail sales decreased by $0.57 million, or 10.0%, from $5.69 million to $5.12 million. Same-store sales decreased by $0.66 million, or 11.9%, from $5.56 million to $4.90 million. The number of stores decreased by five, or 10.4%, from 48 to 43. The decrease in sales was primarily due to the continued decrease in occupancy rates of many of the buildings in which we are located and, to a lesser extent, due to having closed three under performing stores during 2003 and five stores since June 30, 2002.

Branded sales decreased by $0.55 million, or 26.4%, from $2.10 million to $1.54 million. This decrease was primarily due to a continued decrease in Tully’s sales and the discontinuation of sales to Quality Food Centers. The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our since closed central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel.

Operating expenses – Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $0.18 million, or 1.8%, from $10.20 million to $10.02 million. As a percentage of sales, our operating expenses increased from 131.0% to 150.3%. The increase in percentage of sales was primarily due to the decrease in sales and the increase in provision for asset impairment.

Cost of food and packaging increased by $0.66 million, or 21.9%, from $3.0 million to $3.66 million and as a percentage of sales from 38.6% to 54.9%. Cost of food and packaging for retail sales increased by $0.37 million, or 17.1%, from $2.17 million to $2.54 million. Cost of food and packaging for branded sales increased by $0.19 million, from $0.80 million to $0.99 million. Cost of food and packaging increased due to our food production being outsourced. These increases were partially offset by decreases in labor, occupancy and depreciation and amortization.

Occupancy expenses consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.63 million, or 6.1%, from $1.03 million to $0.97 million, primarily due to central kitchen closures and the closure of five café’s. As a percentage of sales, occupancy expense increased from 13.3% to 14.6%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $1.22 million, or 42.3%, from $2.89 million to $1.67 million. As a percentage of sales, labor expenses decreased from 37.2% to 25.1%. These decreases were primarily due to decreased labor expenses from outsourcing food production and thus eliminating central kitchen labor.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.17 million, or 19.3%, from $0.89 million to $0.71 million. As a percentage of sales, depreciation and amortization decreased from 11.4% to 10.7%. These decreases were due primarily to having closed 3 of 4 central kitchens.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $0.21 million, or 43.8%, from $0.48 million to $0.27 million. As a percentage of sales, other operating expenses decreased from 6.2% to 4.0%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. These expenses primarily consist of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $0.25 million, or 13.7%, from $1.89 million to $1.64 million. Primarily the decrease was due to a reduction in our corporate workforce. As a percentage of sales, general and administrative expenses increased from 24.3% to 24.5% due primarily to decreased sales.

Pursuant to a plan to close our four company owned central kitchens and outsource production of the our branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002 and the Seattle central kitchen was closed at the end of February 2003. During the fiscal quarter ended June 29, 2003, we recorded a net loss on disposal of assets of $42,000, primarily related to adjustments to previously recorded losses on the closed central kitchens and the closure of cafes. Also during the fiscal quarter ended June 29, 2003, the Company recorded an impairment write-down of approximately $1.06 million related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Other (Expense) Income – Other (expense) income includes interest and other expense and interest and other income. Other expense increased by $0.17 million, or 141.7%, from $0.12 million to $0.29 million. As a percentage of sales, other expense increased from 1.5% to 4.4%. These increases were due to the interest expense from the new notes payable.

Net Loss – Net loss increased by $1.12 million, or 44.3%, from $2.53 million to $3.65 million and as a percentage of sales, net loss increased from 32.5% to 54.4%, primarily due to decreased sales and the increase in provision for asset impairment.

EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Quarterly Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA for the thirteen-week period ended June 29, 2003 decreased slightly to ($1.54) million from ($1.52) million for the comparative prior year period.

RESULTS OF OPERATIONS 26-WEEK PERIOD ENDED JUNE 29, 2003 COMPARED WITH 26-WEEK PERIOD ENDED JUNE 30, 2002

Sales – Total sales decreased by $1.68 million, or 11.1%, from $15.14 million to $13.58 million.

Retail sales decreased by $0.74 million, or 6.8%, from $10.98 million to $10.24 million. Same-store sales decreased by $1.30 million, or 12.0%, from $10.80 million to $9.51 million. The number of stores decreased by five, or 10.4%, from 48 to 43. The decrease in sales was primarily due to the continued decrease in occupancy rates of many of the buildings in which we are located and, to a lesser extent, due to having closed three under performing stores during 2003 and five stores since June 30, 2002.

Branded sales decreased by $0.94 million, or 22.6%, from $4.16 million to $3.22 million. This decrease was primarily due to a continued decrease in Tully’s sales and the discontinuation of sales to Quality Food Centers. The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our since closed central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel.

Operating expenses – Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $0.56 million, or 2.8%, from $19.76 million to $19.20 million. As a percentage of sales, our operating expenses increased from 130.5% to 142.7%. The increase in percentage of sales was primarily due to the decrease in sales and the increase in provision for asset impairment.

Cost of food and packaging increased by $1.03 million, or 17.7%, from $5.82 million to $6.85 million and as a percentage of sales from 38.4% to 50.9%. Cost of food and packaging for retail sales increased by $0.72 million, or 17.5%, from $4.12 million to $4.84 million. Cost of food and packaging for branded sales increased by $.19 million, from $1.60 million to $1.79 million. Cost of food and packaging increased due to our food production being outsourced. These increases were partially offset by decreases in labor, occupancy and depreciation and amortization.

Occupancy expenses consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.05 million, or 3.0%, from $2.03 million to $2.09 million, the decreases from central kitchen closures being more than offset by rents for cafés opened in 2002 after the first quarter. As a percentage of sales, occupancy expenses increased from 13.4% to 15.5%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $1.93 million, or 34.3%, from $5.62 million to $3.69 million. As a percentage of sales, labor expenses decreased from 37.1% to 27.4%. These decreases were primarily due to decreased labor expenses from outsourcing food production and thus eliminating central kitchen labor.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.16 million, or 10.6%, from $1.67 million to $1.51 million primarily due to having closed 3 of 4 central kitchens. As a percentage of sales, depreciation and amortization increased from 11.0% to 11.2% primarily due to decreased sales.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $0.29 million, or 34.1%, from $0.85 million to $0.56 million. As a percentage of sales, other operating expenses decreased from 5.6% to 4.1%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. This expense primarily consists of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $0.51 million, or 13.6%, from $3.75 million to $3.24 million. As a percentage of sales, general and administrative expenses decreased from 24.7% to 24.1%. Primarily the decreases were due to layoffs.

Pursuant to a plan to close our four company owned central kitchens and outsource production of the our branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002 and the Seattle central kitchen was closed at the end of February 2003. We recorded a net loss on disposal of assets of $206,000 primarily relating to the Seattle central kitchen closure and adjustments to previously recorded losses on the Chicago and Los Angeles central kitchens. Also during the fiscal quarter ended June 29, 2003, the Company recorded an impairment write-down of approximately $1.06 million related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Other (Expense) Income – Other (expense) income includes interest and other expense and interest and other income. Other expense increased by $0.34 million, or 340.0%, from $0.10 million to $0.44 million. As a percentage of sales, other expense increased from 0.6% to 3.3%. These increases were due to the interest expense from the new notes payable.

Net Loss – Net loss increased by $1.48 million, or 31.4%, from $4.71 million to $6.19 million. This increase was primarily due to decreased sales and the increase in provision for asset impairment. As a percentage of sales, net loss increased from 31.1% to 46.0%.

EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, loss on disposal of assets, and provision for asset impairment and store closure. EBITDA data is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate a company’s ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this Quarterly Report is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA for the twenty-six week period ended June 29, 2003 decreased slightly to ($2.98) million from ($2.92) million for the comparative year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the 26-weeks ended June 29, 2003 and June 30, 2002 was approximately $1.0 million and $3.12 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges and changes in working capital.

Net cash used in investing activities for the 26-weeks ended June 29, 2003 and June 30, 2002 was approximately $16,000 and $1.84 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafés during the 2002 period.

Net cash provided by financing activities for the 26-weeks ended June 29, 2003 and June 30, 2002 was approximately $1.04 million and $0.45 million, respectively. The financing activities during 2003 consisted primarily of cash received from the net proceeds of $1.53 million in debt financing from FFG, BV, and Spinnaker, which were reduced by debt issue costs.

Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception through June 29, 2003, we have raised cash of approximately $68 million from sales of debt and equity securities. In addition to funding capital expenditures, which have approximated $28 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through June 29, 2003, we have incurred net losses of approximately $69 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain under-performing cafés, continued during 2003.

In March 2003, certain terms of the note with Laurus Master Fund, Ltd. (“Laurus”) were amended to, among other things, change the fixed conversion price to $0.10 per share. The amendment to the note suspended our obligation to make monthly payments of principal until the first business day of the month following the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, suspends the right of Laurus to demand conversion under the note until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates which occurred on August 1, 2003, and restructures the repayment schedule for the remaining payments over a seven month period following the resumption of principal payments. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the note and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the estimated fair value of $107,000 feature as original issue discount and an increase in common stock and additional paid-in capital. In July 2003, the terms of the note were further amended to provide that, upon completion of the financing with Deutsche Bank London Ag (“DB”), an affiliate of Deutsche Bank, we would make a $300,000 principal payment, and pay the remaining principal amount, plus a $75,000 fee relating to the $300,000 prepayment, in 12 equal installments on the first business day of each calendar month beginning September 1, 2003. Accrued and unpaid interest must also be paid monthly; however Laurus has waived its right to receive any interest payments until October 1, 2003.

In August 2002, we entered into a one-year $1.0 million revolving credit line based upon and collateralized by our accounts receivable. We pay daily fees of 0.0667% computed on the outstanding daily balance. As of June 29, 2003, approximately $150,000 was available for borrowing, none of which had been drawn. As a result of lock box deposits being swept to the lender exceeding Company draw-down on the line, at June 29, 2003, the Company had a receivable balance due from the lender of approximately $76,000, most of which was subsequently drawn. We expect that accounts receivable and the amounts available under this facility will be reduced during 2003 as compared to 2002, primarily due a reduction in sales to wholesale accounts.

In September 2002, we entered into a $500,000 note payable borrowing from U.S. Bank. The note is secured by a certificate of deposit owned by the Company’s Chief Executive Officer and bears interest, payable monthly, at an annual rate of 3.59%. The note was initially due June 30, 2003, which has since been extended to June 30, 2004.

In March 2003, we completed the offer and sale of $2.0 million in secured promissory notes, Series D Preferred Stock and warrants to purchase common stock to BV pursuant to which we issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to FFG and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. Proceeds from the offering were used for working capital. We also issued a five-year warrant exercisable for 1,193,546 shares of our common stock at a price per share of $0.50, and 100 shares of Series D Preferred Stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company agreed to cause up to one person designated by FFG to be appointed to the Company’s Board of Directors, subject to increase upon receiving shareholder approval. We agreed that, if we receive shareholder approval, we would cause up to five persons designated by BV to be appointed to our Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which our common stock is listed. The promissory note was secured by all of our assets and bore interest at 10% per year. Interest was payable monthly in arrears, in cash. The note was to mature, and all principal and accrued and unpaid interest was to become due, on March 6, 2004. The note may have, however, become due prior to March 6, 2004 if we fail to meet financial covenants set forth in the note. The terms of the notes included certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable.

On April 10, 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, warrants, and Series E Preferred Stock to Spinnaker. In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company’s common stock at a price per share of $0.50, and 25 shares of Series E Preferred Stock. The terms of the note, warrant and Series E Preferred Stock are substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV on March 6, 2003. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company’s Board of Directors. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, LLC. In connection with the financing, Spinnaker, Laurus, BV and FFG, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

On May 28, 2003, the Company entered into an agreement with DB, BV, Spinnaker (collectively, the “Investors”), and Delafield Hambrecht, Inc. (“Delafield”) providing for the issuance of an aggregate of $6.0 million of senior secured non-convertible promissory notes (“New Notes”) and shares of Series F Preferred Stock to the Investors.

On July 29, 2003, the Company’s shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company’s common stock and the warrants issued to BV and Spinnaker were terminated.

On August 1, 2003, the Company issued $6.0 million of senior secured non-convertible promissory notes (“New Notes”) to DB ($3.4 million), BV ($2.0 million), Spinnaker, and Delafield ($0.1 million). The New Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company’s assets. The New Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. The Company issued to the Investors and Delafield an aggregate of 7,643,841 shares of Series F Preferred Stock that are initially convertible into 76,438,410 shares of common stock at an initial conversion price $0.10 per share of common stock. In the event that the fair market price of the common stock exceeds the conversion price, the Series F Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted the Investors and Delafield registration rights covering the shares of common stock issuable upon conversion of the Series F Preferred Stock and the right to name new executive officers to be appointed by the Company, and granted the right to designate up to five of the Company’s directors to DB (2), BV (2) and Spinnaker (1).

The securities issued to DB, BV, and Spinnaker were issued in consideration of (i) $3.4 million of cash from DB, (ii) cancellation of the Series D Preferred Stock and $2 million of the note held by BV, and (iii) cancellation of the Series E Preferred Stock and $0.55 million of the note held by Spinnaker, respectively. The Company issued the securities to Delafield, made a cash payment to Delafield of $100,000 and has agreed to pay Delafield an additional $100,000 by the end of the Company’s third fiscal quarter in full satisfaction of a change of control fee previously owed by the company to Delafield. Substantially all of the net proceeds of the financing have been or will be used to repay existing indebtedness and accounts payable.

In addition, in connection with the financing transaction, the Company’s articles of incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock, and the Company agreed to issue to certain new and existing members of the Company management shares of Series F Preferred Stock convertible into approximately 5.3 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock.

The appointment of the directors and executive officers designated by the Investors and Delafield and the issuance of Series F Preferred Stock and stock options to the Company’s management are subject to completion. See Part II, Item 5.

The Company is currently being audited with respect to payment of sales and use tax and has accrued approximately $380,000 with respect to any potential tax payment. We are reviewing our internal procedures and records to determine if such accrual is appropriate or if we will require further adjustment.

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $76.4 million and a working capital deficit of $8.9 million at June 29, 2003. As disclosed in the report of independent auditors on our annual financial statements and included in our Annual Report on Form 10-K, these matters raise substantial doubt about the Company’s ability to continue as a going concern. We have financed our operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependant upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues and our ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

At June 29, 2003, the Company had cash and cash equivalents of approximately $0.5 million. As described in Note 8, subsequent to June 29, 2003, we have raised additional cash from the sale of our debt and equity securities, substantially all of which has been or will be used to repay existing indebtedness and accounts payable. We have used a combination of cash and cash equivalents, operating revenues and proceeds of additional borrowings to meet our immediate cash needs; however, it is anticipated that additional cash will be needed by the end of 2003 in order to continue operating. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of the our leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. We will need to raise additional cash to finance our operations, as well as to enhance operations, fund any expansion, respond to competitive pressures and repay borrowings when they become due. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of the our common stock. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on acceptable terms, we may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, we may be required to discontinue its operations

Critical Accounting Policies and Recent Accounting Pronouncements – For a detailed discussion on the application of critical accounting policies, recent accounting pronouncements and other accounting policies, see Note 1 in the Notes to the Financial Statements included in our December 29, 2002 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, utility costs and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk; however we are reliant upon FFG to control food commodity risk for those products we purchase from FFG. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of June 29, 2003 (the “Evaluation”). Based upon that Evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective in timely alerting him to the material information relating to the Company required to be included in the reports that the Company files or submits under the Exchange Act. During the fourth quarter of fiscal 2002, the Company’s chief financial officer resigned. During the first quarter of fiscal 2003, the Company’s controller and president resigned. Due to the impact of these resignations, the Company hired consultants to assist with the preparation of its financial statements and Exchange Act reports. The Company will continue to utilize consultants until it has hired a full-time chief financial officer. Other than these changes, there were no significant changes made in the Company’s internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, the Company received a summons and complaint in an action filed by Walnut Street Properties, Inc. against the Company in the Circuit Court of Cook County, Illinois, relating to space leased by the Company at 1642 Lake Street, Chicago, Illinois, for its Chicago central kitchen. The Company closed the central kitchen in December 2002. Walnut Street is seeking the sum of $131,644 for unpaid rent and expenses for reletting allocable to the remainder of the lease term together with interest and with costs of the action and reasonable attorney’s fees. The Company has retained an attorney in Chicago, Illinois for purposes of resolving this matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Constituent Instruments and Rights – Information regarding the Company’s Series E Preferred Stock, and the terms thereof, has been previously reported by the Company in Company’s Form 8-K dated April 10, 2003. Information regarding the cancellation of the Company’s Series D and Series E Preferred Stock, the increase in the Company’s authorized share capital and the designation and issuance of Series F Preferred Stock is included in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Articles of Amendment increasing the Company’s authorized share capital and designating the Series F Preferred Stock are attached as an exhibit to this report.

Recent Sales – We issued $0.55 million principal amount of senior secured promissory notes, 25 shares of Series E Preferred Stock and a warrant to purchase 1,193,546 shares of common stock at an exercise price of $0.50 per share to Spinnaker on April 10, 2003, for $0.55 million in cash. We issued $6.0 million principal amount of New Notes and 7,643,841 shares of Series F Preferred Stock to DB, BV, Spinnaker, and Delafield on August 1, 2003 for the consideration described in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations. The securities were issued to accredited investors in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act. The terms of the securities are more fully described elsewhere in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2002 Annual Meeting of Shareholders (the “Annual Meeting”) was held at 10:00 a.m. on Tuesday, July 29, 2003 at Briazz Headquarters, 3901 Seventh Ave. S., Seattle, Washington 98108. At the Annual Meeting, the shareholders were asked to:

1.	Elect two directors to the board of directors: Victor D. Alhadeff; and Charles C. Matteson, Jr.;

2.	To approve a proposed financing and related actions, including (i) the issuance of up to $5.9 million worth of promissory notes and shares of Series F Convertible Preferred Stock, (ii) the issuance of shares of Series F Convertible Preferred Stock and common stock options to new and existing members of management, (iii) an amendment to the articles of incorporation to increase the number of authorized shares of common stock to 250 million shares, (iv) the adoption of a new stock incentive plan, (v) the right of investors to designate up to five directors, and (vi) the issuance of promissory notes and shares of Series F Convertible Preferred Stock to Delafield Hambrecht, Inc.;

3.	In the event shareholders do not approve Proposal No. 2, or if the financing with DB is not completed, to approve (i) the issuance of shares of common stock of the Company upon conversion of shares of Series D Convertible Preferred Stock and a warrant issued to Briazz Venture, L.L.C. (“BV”) and shares of Series E Convertible Preferred Stock and a warrant issued to Spinnaker Investment Partners, L.P. and (ii) the right of BV to designate five of our directors pursuant to the financings completed in March and April 2003;

4.	To approve the 2003 Stock Plan; and

5.	To approve an amendment to the articles of incorporation to eliminate any series of preferred stock where no shares of such series remain outstanding.

     The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office are as follows:

					Broker Non-
Matter or Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Votes

Victor D. Alhadeff	5,100,174	—	107,381	—	—
Charles C. Matteson, Jr.	5,179,079	—	28,076	—	—
Approval of issuance of securities as described in 2(i), (ii) and (vi) above	3,367,160	113,141	—	2,990	2,507,625
Approval of amendment of articles of incorporation as described in 2(iii) above	3,354,501	126,350	—	2,440	2,507,625
Adoption of Stock Incentive Plan as described in 2(iv) above	3,346,990	133,011	—	3,290	2,507,625
Approval of up to five directors as described in 2(v) above	3,374,550	105,841	—	2,900	2,507,625
Approval of proposal 3 as described above	3,334,636	41,875	—	106,780	2,507,625
Approval of the 2003 Stock Plan	3,248,920	136,491	—	97,880	2,507,625
Approval of proposal 5 as described above	3,279,710	16,475	—	187,106	2,507,625

ITEM 5. OTHER INFORMATION

Milt Liu joined the Company on May 10, 2003 as Director of Operations. Joel Sjostrom, Vice President Retail Operations, left the Company effective June 20, 2003.

The Company will file a Schedule 14f-1 with the Securities and Exchange Commission in order to disclose information regarding the five persons designated by DB, BV, and Spinnaker to serve as directors of the Company. Charles C. Matteson, Jr., the designee of Spinnaker, is currently serving as a director of the Company. Pursuant to Rule 14f-1 under the Exchange Act, the Company anticipates appointing the four designees of DB and BV to fill vacancies on the Board of Directors effective ten days after the Schedule 14f-1 is transmitted to record holders of the Company’s common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.

3.1.1(5)	Articles of Amendment filed March 5, 2003 (including designation of Series D Convertible Preferred Stock).

3.1.2(6)	Articles of Amendment filed April 10, 2003 (including designation of Series E Convertible Preferred Stock).

3.1.3	Articles of Amendment filed July 30, 2003 (including designation of Series F Convertible Preferred Stock).

3.2(5)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate for Common Stock.

4.2	Specimen Stock Certificate for Series F Convertible Preferred Stock.

10.1(1)(2)	1996 Amended Stock Option Plan.

10.2(1)(2)	Form of Option Agreement (1996 Plan – Fresh Options prior to February 2001).

10.3(1)(2)	Form of Option Agreement (1996 Plan – other options prior to February 2001).

10.4(1)(2)	2001 Employee Stock Purchase Plan.

10.5(2)	Form of Warrant (Series C Convertible Preferred Stock financing).

10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.

10.7(2)	Form of Registration lefts Agreement among BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.

10.8(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

10.9(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.

10.10(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.

10.11	Sublease Agreement between BRIAZZ and Norstar Specialty Foods Inc. regarding 3901 7th Avenue South, Seattle, WA effective as of March 1, 2003.

10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.

10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.

10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.

10.15(5)	Surrender of Possession and Termination of Lease Agreement dated December, 2002 regarding lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.

10.16(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.

10.17(1)(2)	Form of Option Agreement (1996 Plan – all options since February 2001).

10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.

10.19(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000.

10.20(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002.

10.21(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002.

10.22(5)	Allonge dated December 2, 2002 to the Convertible Note issued by the Company to Laurus Master Fund, Ltd. on June 18, 2002.

10.24(5)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated December 2, 2002.

10.25(5)	Allonge dated January, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master

Fund, Ltd. on June 18, 2002.

10.26(5)	Allonge dated as of February 26, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.27(5)	Allonge dated as of February 26, 2003 to the Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.28	Letter Agreement dated as of July 31, 2003 between BRIAZZ and Laurus Master Fund, Ltd.

10.29	Amendment dated as of July 31, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.30(4)	Form of Secured Convertible Demand Note used in October 2002.

10.31(5)	Form of Secured Convertible Demand Note used in December 2002 and January 2003.

10.32(5)	Food Production Agreement between BRIAZZ and Flying Food Group, L.L.C. dated December 1, 2002

10.33(5)	Amended Security Agreement between BRIAZZ, Flying Food Group, L.L.C. and New Management, Ltd., dated December 3, 2002.

10.34(5)	Amended and Restated Purchase Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 5, 2003.

10.35(5)	$2,000,000 Senior Secured Note issued by BRIAZZ in favor of Briazz Venture, L.L.C., dated March 6, 2003.

10.36(5)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Briazz Venture, L.L.C. dated March 6, 2003.

10.37(5)	Amendment dated March 6, 2003 between BRIAZZ and Briazz Venture, L.L.C. to Security Agreement dated December 3, 2002.

10.38(5)	Voting Agreement between Briazz Venture, L.L.C. and Victor D. Alhadeff, dated as of March 6, 2003.

10.39(5)	Registration Rights Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 6, 2003.

10.40(6)	Purchase agreement between BRIAZZ and Spinnaker Investment Partners, L.P., dated April 10, 2003

10.41(6)	$550,000 Senior Secured Note issued by BRIAZZ in favor of Spinnaker Investment, L.P., dated April 10, 2003

10.42(6)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Spinnaker Investment Partners, L.P., dated April 10, 2003

10.43(6)	Amended and Restated Security Agreement by and among BRIAZZ, Briazz Venture, L.L.C. and Spinnaker Investment Partners, L.P., dated April 10, 2003

10.44(6)	Amended and Restated Agreement Between Creditors by and among BRIAZZ, Laurus Master Fund, Ltd., Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003

10.45(6)	Amended and Restated Registration Rights Agreement by and among BRIAZZ, Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003

10.46.1(7)	Securities Purchase Agreement by and among BRIAZZ, Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc. dated May 28, 2003.

10.46.2(8)	Amendment date August 1, 2003 to Securities Purchase Agreement by and among BRIAZZ, Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc., dated May 28, 2003

10.47(8)	Form of Note issued on August 1, 2003 to each of Deutsche Bank London, Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc.

10.48(8)	Security Agreement dated August 1, 2003 among BRIAZZ, Deutsche Bank London Ag and Flying Food Group, L.L.C.

10.49(8)	Intercreditor Agreement dated August 1, 2003, among BRIAZZ, Laurus Master Fund, Ltd., Deutsche Bank London Ag, Flying Food Group, L.L.C., Briazz Venture, L.L.C., Spinnaker

10.50(8)	Registration Right Agreement dated August 1, 2003 among BRIAZZ, Laurus Master Fund, Ltd., Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P., and Delafield Hambrecht, Inc.

10.51(8)	Letter Agreement dated August 1, 2003 between BRIAZZ and Delafield Hambrecht, Inc.

10.52	2003 Stock Plan

31.1	Exhibit 31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

(1)	Indicates management contract.

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922).

(3)	Incorporated by reference to our Form 8-K filed on July 20, 2002.

(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 29, 2002.

(5)	Incorporated by reference to our Form 10-K for the year ended December 29, 2002.

(6)	Incorporated by reference to our Form 8-K filed on April 14, 2003.

(7)	Incorporated by reference to our Schedule 14A filed on June 26, 2003.

(8)	Incorporated by reference to out Form 8-K filed on August 11, 2003.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on April 14, 2003 to report under Item 5 the closing of the Spinnaker $550,000 financing transaction.

The Company furnished a Form 8-K on May 22, 2003 to report under Item 9 hiring Milt Liu to assist the company with operations.

The Company furnished a Form 8-K on May 29, 2003 enclosing under Item 9 a press release regarding the execution of a securities purchase agreement to sell securities to DB and other investors.

The Company furnished a Form 8-K on June 2, 2003 enclosing under Item 9 a press release disclosing that the Company’s common stock would no longer be listed by the Nasdaq SmallCap Market.

The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIAZZ, INC.

Date: August 13, 2003.	By:	/s/ Victor D. Alhadeff

Victor D. Alhadeff Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board