Form 10-Q
period 2003-09-28
BRIAZZ INC
filed 2003-11-12
CIK 1045598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of common stock, no par value, of the Registrant at November 1, 2003 was 5,990,916.

BRIAZZ, INC.

INDEX TO THE FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIAZZ, INC.
BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 28,	December 29,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$830	$491
Current portion of restricted certificates of deposit	16	40
Accounts receivable, net of allowance of $145 (2003) and $135 (2002)	303	428
Inventory	299	409
Prepaid expenses	379	611
Other current assets	54	154

Total current assets	1,881	2,133
Property and equipment, net	4,689	7,897
Restricted certificates of deposit, net of current portion	458	423
Deposits and other assets	152	252

Total assets	$7,180	$10,705

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit borrowings	$—	$129
Accounts payable, including amounts due to related party	2,457	2,737
Accrued compensation	741	758
Other accrued liabilities	1,557	894
Notes payable	1,142	1,390
Notes payable to related parties	—	1,025
Current portion of capital lease obligations	72	109

Total current liabilities	5,969	7,042
Senior Notes payable, including amounts due to related parties, net of debt discount	4,048	—
Capital lease obligations, net of current portion	194	234

Total liabilities	10,211	7,276

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Series F Convertible Preferred Stock, no par value, 10,000,000 shares authorized, 7,643,841 shares issued and outstanding (2003)	1,309	—
Common stock and additional paid in capital, no par value; 250,000,000 shares authorized; 5,990,916 (2003) and 5,880,173 (2002) shares issued and outstanding	75,489	73,819
Deferred stock compensation	—	(203)
Accumulated deficit	(79,829)	(70,187)

Total stockholders’ equity (deficit)	(3,031)	3,429

Total liabilities and stockholders’ equity (deficit)	$7,180	$10,705

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Sales
Retail	$4,970	$5,543	$15,208	$16,526
Branded Sales	1,539	2,093	4,757	6,250

Total Sales	6,509	7,636	19,965	22,776

Operating Expenses
Cost of food and packaging	3,371	2,995	10,225	8,812
Occupancy expenses	1,057	1,123	3,143	3,152
Labor expenses	1,640	2,810	5,331	8,429
Depreciation and amortization	533	954	2,040	2,627
Other operating expenses	266	437	824	1,286
General and administrative expenses	1,015	1,809	4,258	5,552
Increase (decrease) in loss on disposal of assets	(75)	(12)	130	(10)
Provision for asset impairment and store closure	160	2,170	1,219	2,194

Total operating expenses	7,967	12,286	27,170	32,042

Loss from operations	(1,458)	(4,650)	(7,205)	(9,266)

Other (expense) income
Interest and other expense	(497)	(115)	(944)	(252)
Interest and other income	1	3	7	44

	(496)	(112)	(937)	(208)

Net loss	(1,954)	(4,762)	(8,142)	(9,474)
Series F Convertible Preferred Stock Beneficial Conversion Feature	(1,500)	—	(1,500)	—

Net loss attributable to common stockholders	$(3,454)	$(4,762)	$(9,642)	$(9,474)

Basic and diluted net loss per share	$(0.58)	$(0.81)	$(1.61)	$(1.62)

Weighted-average shares used in computing basic and diluted net loss per share	5,990,916	5,860,375	5,986,375	5,846,352

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
Statement of Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Series F Convertible
	Preferred Stock		Common Stock		Deferred
					Stock	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Deficit	Total

Balance at December 29, 2002			5,880	$73,819	$(203)	$(70,187)	$3,429
Issuance of shares for convertible debt			40	8	—	—	8
Issuances of stock warrants and modifications of stock warrants and convertible notes to reduce exercise and conversion price			—	145	—	—	145
Amortization of deferred compensation			—	—	203	—	203
Employee stock purchase plan			71	17	—	—	17
Issuance of preferred stock, net of issue costs	7,644	$1,309					1,309
Beneficial conversion feature of preferred stock				1,500		(1,500)	—
Net loss			—	—	—	(8,142)	(8,142)

Balance at September 28, 2003	7,644	$1,309	5,991	$75,489	$—	$(79,829)	$(3,031)

The accompanying notes are an integral part of these financial statements.

BRIAZZ, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities
Net loss	$(8,142)	$(9,474)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred stock compensation expense	203	261
Non-cash interest expense	295	176
Depreciation and amortization	2,090	2,626
(Gain)/Loss on disposal of assets	130	(10)
Provision for asset impairment and store closure	1,169	2,195
Changes in operating assets and liabilities:
Accounts receivable	125	(98)
Inventory	110	(100)
Prepaid expenses and other current assets	332	(604)
Accounts payable, including amounts due to related party	(280)	599
Accrued compensation	(17)	(56)
Other accrued liabilities	820	5
Other	100	(50)

Net cash used in operating activities	(3,066)	(4,530)

Cash flows from investing activities
Purchases of property and equipment	(181)	(2,282)
Other	—	41

Net cash used in investing activities	(181)	(2,241)

Cash flows from financing activities
Change in checks issued in excess of bank deposits	(157)	(67)
Repayment of line-of-credit borrowings	(129)	360
Repayment of notes payable	(300)	(182)
Proceeds from notes payable, preferred stock and warrants	4,874	1,250
Debt and preferred stock issuance costs	(614)	(173)
Change in restricted certificates of deposit	(11)	114
Proceeds from employee stock purchase plan	—	38
Repayment of capital lease obligations	(77)	—

Net cash provided by financing activities	3,586	1,340

Net increase (decrease) in cash and cash equivalents	339	(5,431)
Cash and cash equivalents	491	6,193
Beginning of period	491	6,193

End of period	$830	$762

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$76

Supplemental disclosure of non-cash investing and financing activities
Addition to additional paid-in-capital relating to issuance of warrants and modification of warrants and convertible notes to reduce exercise and conversion price	$145	$—

Notes payable converted to common stock	$8	$—

Beneficial conversion feature of preferred stock	$1,500	$—

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

At September 28, 2003, the Company operated a total of 41 cafés in Seattle (12), San Francisco (13), Chicago (8) and Los Angeles (8). The five-café decrease since year-end resulted from closures of under-performing locations, two in San Francisco, one in Chicago and two in Los Angeles. The Company closed one in the first quarter, two in the second quarter and two in the third quarter of 2003. The Company expects to close one additional café in Seattle before the end of 2003.

Interim financial information – The financial information at September 28, 2003, and for the 13 and 39-week periods ended September 28, 2003 and September 29, 2002 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation, in all material respects, of its financial position, operating results and cash flows for the interim dates and periods presented. The results of operations for the periods ended September 28, 2003 are not necessarily indicative of results to be expected for the entire fiscal year or future periods.

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

Impairment of long-lived assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing projected undiscounted net cash flows at the lowest level for which there are identifiable cash flows, which is at the store level, to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to estimated fair value, which is determined based either on discounted projected cash flows or appraised values, depending on the nature of the asset. During the fiscal year-to-date period ended September 28, 2003, the Company recorded an impairment write-down of approximately $1.2 million related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Accounts Payable – The Company’s banking system provides for the daily replenishment of disbursement bank accounts as checks are presented. Included in accounts payable at December 29, 2002 is $157,000 representing the excess of outstanding checks over cash on deposit at the bank on which the checks were drawn. There were no such amounts at September 28, 2003.

Stock-based compensation – The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company’s stock and the exercise price of the option. Unearned compensation is amortized on a straight-line basis over the vesting period of the individual options. Certain warrants owned by employees contain provisions which result in the application of variable plan accounting in accordance with the provisions of FASB Interpretation No. 44 (“FIN No. 44”). For those warrants, compensation expense is adjusted quarterly as the market price of the Company’s common stock changes at prices in excess of the exercise price.

Because the determination of the fair value of the Company’s options is based on assumptions such as interest rates, volatility,

life, and dividend yield, because additional option grants will likely be made in future periods, and due to the full acceleration of vesting for outstanding options in March of 2003, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company’s net loss would have been as indicated below (in thousands except share and per share data):

	Thirteen-weeks ended		Thirty-nine weeks ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	$(3,454)	$(4,762)	$(9,642)	$(9,474)
Add:
Total compensation cost included in net loss	—	87	203	261
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	—	(175)	(603)	(525)

Proforma net loss	$(3,454)	$(4,850)	$(10,042)	$(9,738)

Net loss per share:
Basic and diluted — as reported	$(0.58)	$(0.81)	$(1.61)	$(1.62)

Basic and diluted — pro forma	$(0.58)	$(0.83)	$(1.68)	$(1.67)

Net loss per share – The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	13-week period ended		39-week period ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net loss attributable to common shareholders	$(3,454)	$(4,762)	$(9,642)	$(9,474)

Weighted–average shares used in computing basic and diluted net loss per share	5,990,916	5,860,375	5,986,375	5,846,352

Basic and diluted net loss per share	$(0.58)	$(0.81)	$(1.61)	$(1.62)

Shares excluded from loss per share calculation:
Options to purchase common stock	616,083	1,102,549	616,083	1,102,549
Convertible debt	1,113,414	1,041,667	1,113,414	1,041,667
Convertible preferred stock	76,438,410	—	76,438,410	—
Warrants to purchase common stock	1,330,404	1,180,404	1,330,404	1,180,404

Total shares excluded	79,498,311	3,324,620	79,498,311	3,324,620

Reclassifications – Certain components of prior year revenues and expenses have been reclassified to conform to current year classifications. The reclassifications have no effect on stockholder’s equity (deficit) or net loss.

Recent accounting pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a significant effect on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No 146 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Guarantees of Indebtedness of Others – an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. The Company has not guaranteed indebtedness of others. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not own any derivative instruments and is not engaged in hedging activities. The adoption of SFAS No. 149 did not have a significant impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on its results of operations, financial position or cash flows.

Note 2. Financial condition and basis of presentation

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $79.8 million and a working capital deficit of $4.1 million at September 28, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company’s ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of revenues and its ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

At September 28, 2003, the Company had cash and cash equivalents of approximately $0.8 million. The Company has used a combination of cash and cash equivalents, operating revenues and proceeds of borrowings to meet its immediate cash needs; however, it is anticipated that additional cash will be needed by the end of 2003 in order to continue operating. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of the Company’s suppliers and on some of the Company’s leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. The Company will need to raise additional cash to finance its operations, as well as to enhance operations, fund any expansion, respond to competitive pressures and repay borrowings when they become due. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of the Company’s common stock. There can be no assurance that the Company will be able to obtain additional financing at terms favorable to the Company, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements within the required timeframe on acceptable terms, the Company may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect the Company’s financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, the Company may be required to discontinue its operations.

Note 3. Notes payable and other borrowings

In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) in connection with the issuance of a $1.25 million 14% convertible note (the “14% convertible note”) to Laurus and a warrant to purchase 250,000 shares of common stock. The 14% convertible note is collateralized by all of the Company’s assets. In January 2003, convertible notes of approximately $8,000 were converted into 40,200 shares of company stock. During the fiscal quarter ended March 30, 2003, the 14% convertible note was amended to among other things, change the fixed conversion price to $0.10 per share and defer principal payments, under certain conditions, to July 2003. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the related beneficial conversion features estimated fair value of $107,000 as original issue discount and an increase in common stock and additional paid-in capital. In July 2003, the terms of the note were further amended to provide that, upon completion of a financing agreement with Deutsche Bank London Ag (“DB”), an affiliate of Deutsche Bank, the Company would make a $300,000 principal payment, and pay the remaining principal amount and accrued interest, plus a $75,000 fee relating to the $300,000 prepayment, in 12 equal installments beginning in September 2003. In August 2003, the DB financing was completed and the Company made the $300,000 payment. On October 1, 2003, the Company was in arrears on its interest and principal payments to Laurus. Subsequently, in October 2003 the Company received a waiver from Laurus in which Laurus agreed to waive any defaults resulting from the late payment of the monthly amount due October 1, 2003. In addition, Laurus agreed to postpone all payments that would have become due and payable under the note between October 1, 2003 and November 15, 2003 to November 16, 2003 and waived any defaults and penalties resulting from such postponement of payments.

In March 2003, the Company completed the offer and sale of $2.0 million in secured promissory notes, Series D Convertible Preferred Stock (“Series D Preferred Stock”) and warrants to purchase common stock to Briazz Venture, L.L.C. (“BV”) pursuant to which the Company issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to Flying Food Group L.L.C. (“FFG”) and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. Proceeds from the offering were used for working capital. The Company also issued a five-year warrant exercisable for 1,193,546 shares of its common stock at a price per share of $0.50, and 100 shares of Series D Preferred Stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company agreed to cause up to one person designated by FFG to be appointed to the Company’s Board of Directors, subject to increase upon receiving shareholder approval. The Company agreed that, if the Company received shareholder approval, the Company would cause up to five persons designated by BV to be appointed to its Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which the Company’s common stock is listed. The promissory note was secured by all of the Company’s assets and bore interest at 10% per year. Interest was payable monthly in arrears, in cash. The note was to mature, and all principal and accrued and unpaid interest was to become due, on March 6, 2004. The terms of the notes included certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable.

In April 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants to purchase common stock to Spinnaker Investment Partners L.P. (“Spinnaker”). In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company’s common stock at a price per share of $0.50, and 25 shares of Series E Preferred Stock. The terms of the note, warrant and Series E Preferred Stock were substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV in March 2003. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company’s Board of Directors. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, L.L.C. In connection with the financing, Spinnaker, Laurus, BV and FFG, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

On May 28, 2003, the Company entered into an agreement with DB, BV, Spinnaker (collectively, the “Investors”), and Delafield Hambrecht, Inc. (“Delafield”) providing for the issuance of an aggregate of $6.0 million of senior secured non-convertible promissory notes (“Senior Notes”) and shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”) to the Investors.

On July 29, 2003, the Company’s shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company’s common stock and the warrants issued to BV and Spinnaker were terminated.

On August 1, 2003, the Company issued $6.0 million of Senior Notes to DB ($3.4 million), BV ($2.0 million), Spinnaker ($.5 million), and Delafield ($0.1 million). The Senior Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company’s assets pursuant to an inter-creditor agreement among note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. The Company issued to the Investors and Delafield an aggregate of 7,643,841 shares of Series F Preferred Stock that are initially convertible into 76,438,410 shares of common stock at an initial conversion price $0.10 per share of common stock. In the event that the fair market price of the common stock exceeds the conversion price, the Series F Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series F Preferred Stock, the right to name new executive officers to be appointed by the Company, and the right to designate up to five of the Company’s directors to DB (2), BV (2) and Spinnaker (1).

The Company recorded a debt discount of approximately $1.5 million relating to the issuance of the Series F Preferred Stock, such value being determined by independent appraisers. The market price of the Company’s common stock exceeded the conversion price of the Series F Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” upon issuance of the Series F Preferred Stock at its estimated fair value of $1.5 million. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

The securities issued to DB, BV, and Spinnaker were issued in consideration of (i) $3.4 million of cash from DB, (ii) cancellation of the Series D Preferred Stock and $2 million of the note held by BV, and (iii) cancellation of the Series E Preferred Stock and $0.55 million of the note held by Spinnaker, respectively. The Company issued the securities to Delafield, made a cash payment to Delafield of $100,000 at closing, and in October paid Delafield an additional $100,000 in full satisfaction of a change of control fee previously owed by the Company to Delafield. The Company used a portion of the $3.4 million of new funds raised to repay certain existing indebtedness, including $300,000 of the amounts due to Laurus pursuant to 14% convertible note, the aforementioned payments of $200,000 to Delafield, $530,000 of professional fees, including fees related to the transaction, and payment of $1.0 million owed to FFG pursuant to the food production agreement.

Note 4. Stock Options

The Company maintains the BRIAZZ 1996 Stock Option Plan (the “Plan”) to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized 1,165,000 shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years. In March 2003, the Company Board of Directors accelerated vesting on stock options such that all outstanding options became fully vested. The following summarizes stock option activity from December 29, 2002 to September 28, 2003 (shares in thousands, except exercise price):

		Weighted-average
	Shares	exercise price

Options outstanding, December 29, 2002	1,050	$5.96
Options granted	—	N/A
Options forfeited	(434)	$3.52

Options outstanding, September 28, 2003	616	$7.68

Prior to 2002, the Company granted stock options to employees (which vested over four years) and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. Related deferred stock compensation was amortized generally over the four-year vesting period, until March 2003, when the Company accelerated the vesting of these stock options and the remaining deferred stock compensation was recognized. As a result of these grants and acceleration of vesting in March 2003, the Company recorded deferred stock compensation of approximately $203,000 and $261,000 in the thirty-nine week periods ended September 28, 2003 and September 29, 2002, respectively.

In July 2003, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock, and the Company agreed to issue to certain new and existing members of Company management shares of Series F Preferred Stock convertible into approximately 5.3 million shares of

Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock. As of November 1, 2003, none of these options or Series F Preferred Stock had been issued.

Note 5. Segment information

The Company manages its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch, and catering and 2) wholesale. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office. Management evaluates segment performance primarily based on sales and segment operating income (loss). Information regarding the Company’s assets is not disaggregated by segment or otherwise. The following table presents certain financial information for each segment (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Retail
Net Sales	$4,978	$5,559	$15,215	$16,541
Cost of food and packaging	(2,388)	(2,049)	(7,230)	(6,167)

	2,590	3,510	7,985	10,374
Cost of operations	(2,857)	(3,534)	(9,158)	(10,397)
Provision for asset impairment, store closure and loss on disposal	(166)	(2,171)	(1,192)	(2,193)

Income (loss) from operations	$(433)	$(2,194)	$(2,365)	$(2,216)

Branded Sales
Box Lunch, Catering and Vending
Net Sales	$728	$972	$2,607	$3,642
Cost of food and packaging	(381)	(319)	(1,204)	(1,123)

	347	653	1,403	2,519

Wholesale and Grocery
Net Sales	803	1,105	2,143	2,592
Cost of food and packaging	(560)	(537)	(1,531)	(1,332)

	243	568	613	1,260

Total Branded Sales
Net Sales	1,531	2,077	4,750	6,234
Cost of food and packaging	(941)	(856)	(2,734)	(2,455)

	590	1,221	2,016	3,779
Cost of operations	(561)	(1,120)	(1,889)	(3,260)
Provision for asset impairment, store closure and loss on disposal	(2)	12	(2)	12

Income (Loss) from operations	$27	$113	$125	$531

Kitchens
Unallocated cost of food and packaging	$(42)	$(90)	$(260)	$(190)
Unallocated cost of operations	(258)	(925)	(901)	(2,676)
Provision for asset impairment, store closure and loss on disposal	83	—	(105)	(1)

Income (Loss) from operations	$(217)	$(1,015)	$(1,267)	$(2,867)

EBITDA	$(300)	$(847)	$(1,115)	$(2,371)

General and Administrative
Income (Loss) from operations	$(835)	$(1,553)	$(3,698)	$(4,714)

Total
Net Sales	$6,509	$7,636	$19,965	$22,775
Cost of food and packaging	(3,371)	(2,995)	(10,225)	(8,812)

	3,138	4,641	9,740	13,963
Cost of operations	(4,511)	(7,133)	(15,646)	(21,045)
Provision for asset impairment, store closure and loss on disposal	(85)	(2,158)	(1,299)	(2,184)

Income (Loss) from operations	$(1,458)	$(4,650)	$(7,205)	$(9,266)

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

Note 7. Related Parties

The Company’s $500,000 note payable to a bank is collateralized by the pledge of a certificate of deposit in such amount owned by the Company’s Chief Executive Officer.

As further described in Note 3, in March and April 2003, the Company issued securities to BV and Spinnaker, such that, subject to shareholder approval, FFG and Spinnaker could own approximately 66.7% and 16.7% respectively of the Company’s common stock on a fully-diluted, post conversion basis. Further, as described in Note 3, in August 2003, the Company cancelled securities previously issued to BV and Spinnaker and issued new securities such that DB, BV, and Spinnaker could own approximately 48%, 29%, and 7%, respectively, of the Company’s common stock on a fully-diluted, post-conversion basis.

In December 2002, the Company entered into a Food Production Agreement, pursuant to which the Company now purchases its food products from FFG in the Chicago, Los Angeles and Seattle markets. The agreement has a term of ten years subject to earlier termination by either party if the other party becomes insolvent. Purchases from FFG approximated $2.5 million and $6.4 million during the fiscal quarter and year to date periods ended September 28, 2003, respectively. Included in accounts payable at September 28, 2003 and December 29, 2002 is $763,000 and $200,000, respectively due to FFG.

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

Overview – BRIAZZ distributes high-quality, branded lunch and breakfast foods for the “on-the-go” consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

As of October 31, 2003, we operate a total of 41 cafés; in Seattle (12), San Francisco (13), Chicago (8) and Los Angeles (8). The five café decrease since year-end results from closures of under-performing locations, two in San Francisco, one in Chicago and two in Los Angeles. We closed one in the first quarter, two in the second quarter and two in the third quarter of 2003. We expect to close one additional café in Seattle before the end of the year.

In December 2002, we contracted with FFG to assemble and package substantially all of our prepared food products used at our café locations and in our branded sales. Pursuant to this agreement we closed our central kitchens and transferred our food production to FFG in the Chicago market in December 2002 and in the Seattle market at the end of February 2003. In Los Angeles, we closed our central kitchen in December 2002. Pursuant to our agreement with FFG, FFG subcontracted our food production in the Los Angeles market to HEMA Foods, Inc. We intend to outsource our food production in San Francisco and pursuant to our agreement with FFG, we are working together to find another company and to close that central kitchen. We believe that these efforts have allowed us to reduce our overhead in our existing markets and the expected closure of the San Francisco kitchen should further reduce operating costs. There can be no assurance that the transition to third-party central kitchens for food preparation will be successful or that the Company will be able to realize anticipated cost savings.

In November 2003, we discontinued our branded sales operation in the Los Angeles market in an effort to reduce costs and improve efficiencies. The branded sales segment in the Los Angeles market was under-performing due to, among other things, the large geographic size of the market.

In November 2003, we signed an agreement with Borders, Inc. to manage and operate the cafe portion of 8 stores on a test basis for a period of six months after the last test store is opened. We will retain all the receipts generated from these cafes and be responsible for substantially all of the costs resulting from the operations of these cafes. In exchange, we will pay Borders an amount equal to $60,000 for each cafe opened, or a total amount of $480,000, for improvements made to the cafes. In addition, we will pay a base rent. It is anticipated that after all startup costs are incurred and the cafes are in a normalized operating mode, the revenues generated from the operations will exceed the expenses. However there can be no assurance that this will be the case. In order to finance this test as well as to provide other working capital as required, we are in negotiations with certain investors to provide additional funding. If the funding is successful, we will issue new notes, preferred stock or both.

As a result of central kitchen and café closures and reductions in corporate and branded sales personnel due to our restructuring efforts, there was a decrease of 74 employees from the beginning of the year, or 20%, to 297 employees at September 28, 2003, 45 full-time salaried and 252 hourly. These employee reductions have resulted in and will result in future decreases in labor expenses in 2003 as compared to prior periods.

We are continuing to respond to changing economic conditions, which have included increasing office vacancies and declining employment in areas where we operate cafes, resulting in declining same store sales. Actions taken to reduce negative cash flow from operations include reducing costs through closing central kitchens and outsourcing prepared food production which result in personnel reductions, closing under-performing cafes, eliminating unprofitable wholesale accounts, internal reorganization and other workforce reductions. We are continuing to focus on these actions to reduce costs as well as on efforts to improve our economic performance by securing additional revenue sources through our existing business segments and geographic markets, and through agreements to license or franchise. We are seeking to increase revenues in our existing cafes through, among other things, improving our menu offerings and mix, increasing our guest check average through add-on sales, such as chips, cookies and beverages, and by improving levels of service to our guests.

Geographic Markets – We currently operate in four markets: Seattle, San Francisco, Chicago and Los Angeles. We have presented our sales results here by geographic market to help you understand our business although we have not operated our business in geographic segments. Our recent restructuring efforts, which included closing central kitchens, in part, include operating certain aspects of our business by geographic segments. We have historically managed our business through four reportable segments: Retail, Branded Sales, Kitchens, and General & Administrative. Retail consists of sales generated through the Company’s cafés. Branded Sales consists of two subgroups: 1) box lunch and catering and 2), wholesale. Branded Sales consists of sales that are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office. Management evaluates segment performance based on sales and operating income (loss).

Below is a comparison of sales in each market for the thirteen and thirty-nine weeks ended September 28, 2003 and September 29, 2002. Market pre-tax profit (loss) consists of sales less expenses related to each market including those corporate general and administrative expenses that can be specifically identified to a geographic market. Sales include sales from cafés, box lunches, catering, wholesale and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense including general and administrative overhead specifically identified to a market, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items is described in more detail in “Results of Operations.” Because corporate general and administrative included depreciation and amortization related to corporate assets, corporate general and administrative totals will differ from the General and Administrative segment financial information.

	Thirteen weeks ended		Thirty-nine weeks ended

	September 28,	September 29,	September 28,	September 29,
Geographic Markets	2003	2002	2003	2002

	(dollars in thousands)
Seattle
Sales:
Retail	$1,352	$1,372	$4,043	$4,280
Branded Sales	727	1,121	2,241	3,430

Total sales	$2,079	$2,493	$6,284	$7,710

Cost of food and packaging:
Retail	$(741)	$(513)	$(2,143)	$(1,616)
Branded Sales	(540)	(493)	(1,441)	(1,487)
Unallocated cost of products and packaging	—	(26)	(40)	(54)

Total cost of food and packaging	$(1,281)	$(1,032)	$(3,624)	$(3,157)

Income (loss) from operations	$(187)	$(315)	$(673)	$(448)

Cafes at end of period	12	12	12	12
San Francisco
Sales:
Retail	$1,718	$1,921	$5,252	$5,640
Branded Sales	367	279	958	930

Total sales	$2,085	$2,200	$6,210	$6,570

Cost of food and packaging:
Retail	$(641)	$(698)	$(1,949)	$(2,055)
Branded Sales	(134)	(84)	(334)	(282)
Unallocated cost of products and packaging	(42)	(40)	(220)	(100)

Total cost of food and packaging	$(817)	$(822)	$(2,503)	$(2,437)

Income (loss) from operations	$(310)	$(1,856)	$(1,083)	$(2,318)

Cafes at end of period	13	15	13	15
Chicago
Sales:
Retail	$889	$1,049	$2,704	$3,268
Branded Sales	186	269	719	856

Total sales	$1,075	$1,318	$3,423	$4,124

Cost of food and packaging:
Retail	$(482)	$(400)	$(1,472)	$(1,257)
Branded Sales	(114)	(97)	(454)	(292)
Unallocated cost of products and packaging	—	(16)	—	(20)

Total cost of food and packaging	$(596)	$(513)	$(1,926)	$(1,569)

Income (loss) from operations	$(20)	$(616)	$(963)	$(1,083)

Cafes at end of period	8	10	8	10
Los Angeles
Sales:
Retail	$1,019	$1,217	$3,216	$3,353
Branded Sales	251	409	832	1,019

Total sales	$1,270	$1,626	$4,048	$4,372

Cost of food and packaging:
Retail	$(523)	$(438)	$(1,666)	$(1,239)
Branded Sales	(154)	(182)	(506)	(394)
Unallocated cost of products and packaging	—	(8)	—	(16)

Total cost of food and packaging	$(677)	$(628)	$(2,172)	$(1,649)

Income (loss) from operations	$(106)	$(310)	$(788)	$(702)

Cafes at end of period	8	10	8	10
All Markets
Sales:
Retail	$4,978	$5,559	$15,215	$16,541
Branded Sales	1,531	2,078	4,750	6,235

Total sales	$6,509	$7,637	$19,965	$22,776

Cost of food and packaging:
Retail	(2,387)	(2,049)	(7,230)	(6,167)
Branded Sales	(942)	(856)	(2,735)	(2,455)
Unallocated cost of products and packaging	(42)	(90)	(260)	(190)

Total cost of food and packaging	$(3,371)	$(2,995)	$(10,225)	$(8,812)

Loss from operations before general and administrative	$(623)	$(3,099)	$(3,507)	$(4,551)
Corporate general and administrative	(835)	(1,553)	(3,698)	(4,715)

Loss from operations	$(1,458)	$(4,650)	$(7,205)	$(9,266)

Total cafes at end of period	41	47	41	47

The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(As a percentage of sales)
Statement of Operations Data
Sales:
Retail	76.4%	72.6%	76.2%	72.6%
Branded Sales	23.6%	27.4%	23.8%	27.4%

Total Sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of food and packaging	51.8%	39.2%	51.2%	38.7%
Occupancy expenses	16.2%	14.7%	15.7%	13.8%
Labor expenses	25.2%	36.8%	26.7%	37.0%
Depreciation and amortization	8.2%	12.5%	10.3%	11.5%
Other operating expenses	4.1%	5.7%	4.1%	5.6%
General and administrative expenses	15.6%	23.7%	21.3%	24.4%
(Gain)/Loss on Sale of Assets	(1.2)%	(0.2)%	0.7%	(0.0)%
Provision for asset impairment and store closure	2.5%	28.4%	6.1%	9.6%

Total operating expenses	122.4%	160.9%	136.1%	140.7%

Loss from operations	(22.4)%	(60.9)%	(36.1)%	(40.7)%
Other (expense) income	(7.6)%	(1.5)%	(4.7)%	(0.9)%

Net loss	(30.0)%	(62.4)%	(40.8)%	(41.6)%

RESULTS OF OPERATIONS 13-WEEK PERIOD ENDED SEPTEMBER 28, 2003 COMPARED WITH 13-WEEK PERIOD ENDED SEPTEMBER 29, 2002

Sales – Total sales decreased by $1.13 million, or 14.8%, from $7.64 million to $6.51 million.

Retail sales decreased by $0.57 million, or 10.3%, from $5.54 million to $4.97 million. Same-store sales decreased by $0.43 million, or 78.0%, from $5.40 million to $4.97 million. The number of stores at the end of the respective thirteen-week periods decreased by six, or 12.8%, from 47 to 41. The decrease in sales was primarily due to lower office occupancy rates in many of the buildings in which we are located and, to a lesser extent, due to having closed five under-performing stores during 2003 and six stores since September 29, 2002.

Branded sales decreased by $0.55 million, or 26.3%, from $2.09 million to $1.54 million. This decrease was primarily due to our reorganization efforts and the focus on more profitable accounts and the discontinuation of sales to grocery customers. The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our since closed central kitchens. We evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. In addition, we decided to consolidate and shrink delivery areas and thus discontinued sales to some accounts.

Operating expenses – Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $4.32 million, or 35.2%, from $12.29 million to $7.97 million. As a percentage of sales, our operating expenses decreased from 160.9% to 122.4%. The decrease in percentage of sales was primarily due to the decrease in overall operating costs from kitchen and store closures, reorganization and cost control measures and the decrease in provision for asset impairment.

Cost of food and packaging increased by $0.37 million, or 12.3%, from $3.0 million to $3.37 million and as a percentage of sales from 39.2% to 51.8%. Cost of food and packaging for retail sales increased by $0.34 million, or 16.6%, from $2.05 million to $2.39 million. Cost of food and packaging for branded sales increased by $0.09 million or 10.55, from $0.86 million to $0.94 million. Cost of food and packaging increased due to our food production being outsourced. These increases were more than fully offset by decreases in labor, occupancy and depreciation and amortization.

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.06 million, or 5.4%, from $1.12 million to $1.06 million, primarily as a result of the closure of 3 of 4 central kitchens and the closure of six cafes. As a percentage of sales, occupancy expense increased from 14.7% to 16.2%, primarily due to decreased sales. Our rents are primarily fixed in nature with some rents being variable determined as a percentage of sales.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $1.17 million, or 41.6%, from $2.81 million to $1.64 million. As a percentage of sales, labor expenses decreased from 36.8% to 25.2%. These decreases were primarily due to decreased labor expenses from outsourcing food production in three markets and thus eliminating central kitchen labor in those markets and, to a lesser extent, realization of certain cost control actions and efficiencies.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.42 million, or 44.2%, from $0.95 million to $0.53 million. As a percentage of sales, depreciation and amortization decreased from 12.5% to 8.2%. These decreases were due primarily to having closed 3 of 4 central kitchens and to a lesser extent the impact of asset impairment provisions previously recorded.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $0.17 million, or 38.6%, from $0.44 million to $0.27 million. As a percentage of sales, other operating expenses decreased from 5.7% to 4.1%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. These expenses primarily consist of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $0.79 million, or 43.7%, from $1.81 million to $1.02 million. As a percentage of sales, general and administrative expenses decreased from 23.7% to 15.6%. Primarily the decrease was due to a reduction in our corporate workforce.

During the fiscal quarter ended September 28, 2003, we recorded a decrease in the net loss on disposal of assets of $75,000, primarily related to adjustments to previously recorded losses on the closed Chicago central kitchen resulting from the settlement of a lawsuit filed against us, which we were able to settle at a lower amount than originally recorded. Also during the fiscal quarter ended September 28, 2003, the Company recorded an impairment write-down of approximately $160,000 related to certain café locations. This write-down consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Other (Expense) Income – Other (expense) income includes interest and other expense and interest and other income. Other expense increased by $0.36 million, or 327.7%, from $0.11 million to $0.47 million. As a percentage of sales, other expense increased from 1.5% to 7.6%. These increases were due to the interest expense, including amortization of debt issue costs and discounts, from increased borrowings.

Net Loss – Net loss decreased by $2.81 million, or 59.0%, from $4.76 million to $1.95 million and as a percentage of sales, net loss decreased from 62.4% to 30.0%, primarily due to decreased costs and the decrease in provision for asset impairment.

RESULTS OF OPERATIONS 39-WEEK PERIOD ENDED SEPTEMBER 28, 2003 COMPARED WITH 39-WEEK PERIOD ENDED SEPTEMBER 29, 2002

Sales – Total sales decreased by $2.81 million, or 12.3%, from $22.78 million to $19.97 million.

Retail sales decreased by $1.32 million, or 8.0%, from $16.53 million to $15.21 million. Same-store sales decreased by $1.68 million, or 10.4%, from $16.17 million to $14.49 million. The number of stores at the end of the respective thirty-nine week periods decreased by six, or 12.8%, from 47 to 41. The decrease in sales was primarily due to lower office occupancy rates in many of the buildings in which we are located and, to a lesser extent, due to having closed five under-performing stores during 2003 and six stores since September 29, 2002.

Branded sales decreased by $1.49 million, or 23.8%, from $6.25 million to $4.76 million. This decrease was primarily due to our reorganization efforts and the focus on more profitable accounts and the discontinuation of sales to grocery customers. The wholesale and grocery subgroup of Branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our since closed central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. In addition, we decided to consolidate and shrink delivery areas and thus discontinued sales to some accounts.

Operating expenses – Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $4.87 million, or 15.2%, from $32.04 million to $27.17 million. As a percentage of sales, our operating expenses decreased from 140.7% to 136.1%. The decrease in percentage of sales was primarily due to the decrease in overall operating costs from kitchen and store closures, reorganization and cost control measures and the decrease in provision for asset impairment.

Cost of food and packaging increased by $1.42 million, or 16.1%, from $8.81 million to $10.23 million and as a percentage of sales from 38.7% to 51.2%. Cost of food and packaging for retail sales increased by $1.06 million, or 17.2%, from $6.17 million to $7.23 million. Cost of food and packaging for branded sales increased by $.27 million, from $2.46 million to $2.73 million. Cost of food and packaging increased due to our food production being outsourced. These increases were more than fully offset by decreases in labor, occupancy and depreciation and amortization.

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.01 million, or 0.3%, from $3.15 million to $3.14 million, primarily as a result of the closure of 3 of 4 central kitchen and six cafes. As a percentage of sales, occupancy expenses increased from 13.8% to 15.7%, primarily due to decreased sales. Our rents are primarily fixed in nature with some rents being variable determined as a percentage of sales.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $3.10 million, or 36.8%, from $8.43 million to $5.33 million. As a percentage of sales, labor expenses decreased from 37.0% to 26.7%. These decreases were primarily due to decreased labor expenses from outsourcing food production in three markets and thus eliminating central kitchen labor in those markets, and, to a lesser extent, realization of certain cost control actions and efficiencies.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $0.59 million, or 22.4%, from $2.63 million to $2.04 million. As a percentage of sales, depreciation and amortization decreased from 11.5% to 10.3%. These decreases were due primarily to having closed 3 of 4 central kitchens and to a lesser extent the impact of asset impairment provisions previously recorded.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $0.47 million, or 36.4%, from $1.29 million to $0.82 million. As a percentage of sales, other operating expenses decreased from 5.6% to 4.1%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. These expenses primarily consist of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $1.29 million, or 23.2%, from $5.55 million to $4.26 million. As a percentage of sales, general and administrative expenses decreased from 24.4% to 21.3%. Primarily the decrease was due to a reduction in our corporate workforce and the reduction in corporate operating expenses.

Pursuant to a plan to close our four company owned central kitchens and outsource production of the our branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002 and the Seattle central kitchen was closed at the end of February 2003. We recorded a net loss on disposal of assets of $130,000 primarily relating to the Seattle central kitchen closure and adjustments to previously recorded losses on the Chicago and Los Angeles central kitchens. Additionally, the Company recorded an impairment write-down of approximately $1.22 million related to certain café locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Other (Expense) Income – Other (expense) income includes interest and other expense and interest and other income. Other expense income increased by $0.73 million, or 347.6%, from $0.21 million to $0.94 million. As a percentage of sales, other expense increased from 0.9% to 4.7%. These increases were due to the interest expense, including amortization of debt issue costs and discounts, from increased borrowings.

Net Loss – Net loss decreased by $1.33 million, or 14.0%, from $9.47 million to $8.14 million and as a percentage of sales, net loss decreased from 41.6% to 40.8%, primarily due to decreased costs and the decrease in provision for asset impairment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the 39-weeks ended September 28, 2003 and September 29, 2002 was approximately $3.07 million and $4.53 million, respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges and changes in working capital.

Net cash used in investing activities for the 39-weeks ended September 28, 2003 and September 29, 2002 was approximately $0.18 million and $2.24 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafés during the 2002 period.

Net cash provided by financing activities for the 39-weeks ended September 28, 2003 and September 29, 2002 was approximately $3.59 million and $1.34 million, respectively. The financing activities during 2003 consisted primarily of cash received from the net proceeds of $4.87 million in debt financing from DB, BV, and Spinnaker, which were offset by debt issue costs and repayment of other borrowings.

Since inception we have financed our operations primarily through the issuance of capital stock and debt. Since inception through September 28, 2003, we have raised cash of approximately $71 million from sales of debt and equity securities. In addition to funding capital expenditures, which have approximated $28 million since inception, cash provided by financing activities has funded our initiatives in business and market development and related operating losses. Since inception through September 28, 2003, we have incurred net losses of approximately $70 million. In the near term, operating losses may continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain under-performing cafés, continued during 2003.

In March 2003, certain terms of the note with Laurus Master Fund, Ltd. (“Laurus”) were amended to, among other things, change the fixed conversion price to $0.10 per share. The amendment to the note suspended our obligation to make monthly payments of principal until the first business day of the month following the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates, suspended the right of Laurus to demand conversion under the note until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates which occurred on August 1, 2003, and restructured the repayment schedule. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. In July 2003, the terms of the note were further amended to provide that, upon completion of the financing with Deutsche Bank London Ag (“DB”), an affiliate of Deutsche Bank, we would make a $300,000 principal payment, and pay the remaining principal amount and accrued interest, plus a $75,000 fee, in 12 equal installments beginning in September 2003. On October 1, 2003, the Company was in arrears on its interest and principal payments to Laurus. Subsequently, in October 2003 the Company received a waiver from Laurus in which Laurus agreed to waive any defaults resulting from the late payment of the monthly amount due October 1, 2003. In addition, Laurus agreed to postpone all payments that would have become due and payable under the note between October 1, 2003 and November 15, 2003 to November 16, 2003 and waived any defaults and penalties resulting from such postponement of payments. The current principal balance of this note is approximately $574,400, the amount currently due in fees is approximately $68,750 and the past due interest as of November 1, 2003 is approximately $60,000.

In August 2002, we entered into a one-year $1.0 million revolving credit line based upon and collateralized by our accounts receivable, which was extended through November 2003, and will then terminate. We pay daily fees of 0.0667% computed on the outstanding daily balance. As of September 28, 2003, approximately $150,000 was available for borrowing, none of which had been drawn. In October 2003, a draw of $225,000 was made and subsequently repaid.

In September 2002, we entered into a $500,000 note payable borrowing from U.S. Bank. The note is secured by a certificate of deposit owned by the Company’s Chief Executive Officer and bears interest, payable monthly, at an annual rate of 3.59%. The note was initially due June 30, 2003, which has since been extended to June 30, 2004.

In March 2003, we completed the offer and sale of $2.0 million in secured promissory notes, Series D Preferred Stock and warrants to purchase common stock to Briazz Venture L.L.C. (“BV”) pursuant to which we issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to Flying Food Group L.L.C. (“FFG”) and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. Proceeds from the offering were used for working capital. We also issued a five-year warrant exercisable for 1,193,546 shares of our common stock at a price per share of $0.50, and 100 shares of Series D Preferred Stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company agreed to cause up to one person designated by FFG to be appointed to the Company’s Board of Directors, subject to increase upon receiving shareholder approval. We agreed that, if we received shareholder approval, we would cause up to five persons designated by BV to be appointed to our Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which our common stock is listed. The promissory note was secured by all of our assets and bore interest at 10% per year. Interest was payable monthly in arrears, in cash. The note was to mature, and all principal and accrued and unpaid interest was to become due, on March 6, 2004. The terms of the notes included certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable.

In April 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, Series E Preferred Stock and warrants to Spinnaker Investment Partners L.L.C. (“Spinnaker”). In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company’s common stock at a price per share of $0.50, and 25 shares of Series E Preferred Stock. The terms of the note, warrant and Series E Preferred Stock were substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV in March, 2003. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company’s Board of Directors. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, L.L.C. In connection with the financing, Spinnaker, Laurus, BV and FFG, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company’s assets would rank equally in priority.

On May 28, 2003, the Company entered into an agreement with DB, BV, Spinnaker (collectively, the “Investors”), and Delafield Hambrecht, Inc. (“Delafield”) providing for the issuance of an aggregate of $6.0 million of senior secured non-convertible promissory notes (“Senior Notes”) and shares of Series F Preferred Stock to the Investors.

On July 29, 2003, the Company’s shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company’s common stock and the warrants issued to BV and Spinnaker were terminated.

On August 1, 2003, the Company issued $6.0 million of Senior Notes to DB ($3.4 million), BV ($2.0 million), Spinnaker ($0.5 million), and Delafield ($0.1 million). The New Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company’s assets pursuant to an inter-creditor agreement among the note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. The Company issued to the Investors and Delafield an aggregate of 7,643,841 shares of Series F Preferred Stock that are initially convertible into 76,438,410 shares of common stock at an initial conversion price $0.10 per share of common stock. In the event that the fair market price of the common stock exceeds the conversion price, the Series F Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series F Preferred Stock and the right to name new executive officers to be appointed by the Company, and the right to designate up to five of the Company’s directors to DB (2), BV (2) and Spinnaker (1).

The Company recorded a debt discount of approximately $1.5 million relating to the issuance of the Series F Preferred Stock. The market price of the Company’s common stock exceeded the conversion price of the Series F Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” upon issuance of the Series F Preferred Stock at its estimated fair value of $1.5 million. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

The securities issued to DB, BV, and Spinnaker were issued in consideration of (i) $3.4 million of cash from DB, (ii) cancellation of the Series D Preferred Stock and $2 million of the note held by BV, and (iii) cancellation of the Series E Preferred Stock and $0.55 million of the note held by Spinnaker, respectively. The Company issued the securities to Delafield, made a cash payment to Delafield of $100,000 at closing, and in October paid Delafield an additional $100,000 in full satisfaction of a change of control fee previously owed by the Company to Delafield. The Company used a portion of the $3.4 million of new funds raised, to repay certain existing indebtedness, including $300,000 of the amounts due to Laurus pursuant to 14% convertible note, the aforementioned payments of $200,000 to Delafield, $530,000 of professional fees, including fees related to this transaction, and payment of $1.0 million owed to FFG pursuant to the food production agreement.

In addition, in connection with the financing transaction, the Company’s articles of incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock, and the Company agreed to issue to certain new and existing members of the Company management shares of Series F Preferred Stock convertible into approximately 5.3 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock. As of November 1, 2003, none of these options or Series F Preferred Stock have been issued.

In November 2003, the Company signed an agreement with Borders, Inc. to manage and operate the cafe portion of 8 stores on a test basis for a period of six months after the last test store is opened. We will retain all the receipts generated from these cafes and be responsible for substantially all of the costs resulting from the operations of these cafes. In exchange, the Company will pay Borders an amount equal to $60,000 for each cafe opened, or a total amount of $480,000, for improvements made to the cafes. In addition, we will pay a base rent. In order to finance this test as well as to provide other working capital as required, the Company is in negotiations with certain investors to provide additional funding. If the funding is successful, we will issue new notes, preferred stock or both.

In connection with a periodic audit by state auditors relating to payment of sales and use tax, the Company has accrued amounts believed to be sufficient to provide for potential tax obligations. We continue to respond to and monitor the audit process.

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $79.8 million and a working capital deficit of $4.1 million at September 28, 2003. As disclosed in the report of independent accountants on our annual financial statements and included in our Annual Report on Form 10-K, these matters raise substantial doubt about the Company’s ability to continue as a going concern. We have financed our operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependant upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues and our ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

At September 28, 2003, the Company had cash and cash equivalents of approximately $0.8 million. We have used a combination of cash and cash equivalents, operating revenues and proceeds of additional borrowings to meet our immediate cash needs; however, it is anticipated that additional cash will be needed by the end of 2003 in order to continue operating. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of the our leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. We will need to raise additional cash to finance our operations, as well as to enhance operations, fund any expansion, respond to competitive pressures and repay borrowings when they become due. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on acceptable terms, we may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, we may be required to discontinue our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of September 28, 2003 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting him to the material information relating to the Company required to be included in the reports that the Company files or submits under the Exchange Act. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, the Company received a summons and complaint in an action filed by Walnut Street Properties, Inc. against the Company in the Circuit Court of Cook County, Illinois, relating to space leased by the Company for its Chicago central kitchen. The Company closed the central kitchen in December 2002. Walnut Street Properties was seeking unpaid rent and expenses for reletting allocable to the remainder of the lease term, together with interest and with costs of the action. In September 2003, the Company settled this complaint and the legal proceeding was terminated.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Constituent Instruments and Rights – Information regarding the cancellation of the Company’s Series D and Series E Preferred Stock, the increase in the Company’s authorized share capital and the designation and issuance of Series F Preferred Stock has been previously reported and is also included in this report. In addition, the Articles of Amendment increasing the Company’s authorized share capital and designating the Series F Preferred Stock has been previously filed as an Exhibit.

Recent Sales — We issued $6.0 million principal amount of Senior Notes and 7,643,841 shares of Series F Preferred Stock to DB, BV, Spinnaker, and Delafield on August 1, 2003 for the consideration described in this report under Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The securities were issued to accredited investors in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act. The terms of the securities are more fully described elsewhere in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2003, the Company held its Annual Meeting of Shareholders. The results of the meeting were previously reported in the Company’s Form 10-Q for the quarterly period ended June 29, 2003 filed on August 13, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation.
3.1.1(5)	Articles of Amendment filed March 5, 2003 (including designation of Series D Convertible Preferred Stock).
3.1.2(6)	Articles of Amendment filed April 10, 2003 (including designation of Series E Convertible Preferred Stock).
3.1.3(9)	Articles of Amendment filed July 30, 2003 (including designation of Series F Convertible Preferred Stock).
3.2(5)	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate for Common Stock.
4.2(9)	Specimen Stock Certificate for Series F Convertible Preferred Stock.
10.1(1)(2)	1996 Amended Stock Option Plan.
10.2(1)(2)	Form of Option Agreement (1996 Plan — Fresh Options prior to February 2001).
10.3(1)(2)	Form of Option Agreement (1996 Plan — other options prior to February 2001).
10.4(1)(2)	2001 Employee Stock Purchase Plan.
10.5(2)	Form of Warrant (Series C Convertible Preferred Stock financing).
10.6(1)(2)	Employment Agreement between BRIAZZ and Charles William Vivian dated July 14, 1999.
10.7(2)	Form of Registration Rights Agreement between BRIAZZ and certain of our shareholders dated August 15, 1997, as amended.
10.8(2)	Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.
10.9(2)	Sublease between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated February 6, 1998.
10.10(2)	Sublease Amendment between BRIAZZ and Stusser Electric Company regarding 3901 7th Avenue South, Seattle, WA dated August 28, 2000.
10.11(9)	Sublease Agreement between BRIAZZ and Norstar Specialty Foods Inc. regarding 3901 7th Avenue South, Seattle, WA dated March 7, 2003.
10.12(2)	Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated June 28 1996.
10.13(2)	Amendment to Lease between BRIAZZ and Mission-Taylor Properties regarding 225 Mendell St., San Francisco, CA dated May 25, 2000.
10.14(2)	Lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.15(5)	Surrender of Possession and Termination of Lease Agreement dated December, 2002 regarding lease between BRIAZZ and Time Realty Investments, Inc. regarding 200 Center St., El Segundo, CA dated December 15, 1997.
10.16(2)	Industrial Building Lease between BRIAZZ and Walnut Street Properties, Inc. regarding 1642 Lake Street, Chicago, IL dated April 7, 1997.
10.17(1)(2)	Form of Option Agreement (1996 Plan — all options since February 2001).
10.18(2)	Noncompetition Agreement between BRIAZZ and Victor D. Alhadeff dated October 18, 1996.
10.19(3)	Convertible Note made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002 in the principal amount of $1,250,000.
10.20(3)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated June 18, 2002.

10.21(3)	Security Agreement made by BRIAZZ in favor of Laurus Master Fund, Ltd. dated June 18, 2002.
10.22(5)	Allonge dated December 2, 2002 to the Convertible Note issued by the Company to Laurus Master Fund, Ltd. on June 18, 2002.
10.24(5)	Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated December 2, 2002.
10.25(5)	Allonge dated January, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.26(5)	Allonge dated as of February 26, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.27(5)	Allonge dated as of February 26, 2003 to the Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.28(9)	Letter Agreement dated as of July 31, 2003 between BRIAZZ and Laurus Master Fund, Ltd.
10.29(9)	Amendment dated as of July 31, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.
10.30(4)	Form of Secured Convertible Demand Note used in October 2002.
10.31(5)	Form of Secured Convertible Demand Note used in December 2002 and January 2003.
10.32(5)	Food Production Agreement between BRIAZZ and Flying Food Group, L.L.C. dated December 1, 2002
10.33(5)	Amended Security Agreement between BRIAZZ, Flying Food Group, L.L.C. and New Management, Ltd., dated December 3, 2002.
10.34(5)	Amended and Restated Purchase Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 5, 2003.
10.35(5)	$2,000,000 Senior Secured Note issued by BRIAZZ in favor of Briazz Venture, L.L.C., dated March 6, 2003.
10.36(5)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Briazz Venture, L.L.C. dated March 6, 2003.
10.37(5)	Amendment dated March 6, 2003 between BRIAZZ and Briazz Venture, L.L.C. to Security Agreement dated December 3, 2002.
10.38(5)	Voting Agreement between Briazz Venture, L.L.C. and Victor D. Alhadeff, dated as of March 6, 2003.
10.39(5)	Registration Rights Agreement between BRIAZZ and Briazz Venture, L.L.C., dated March 6, 2003.
10.40(6)	Purchase agreement between BRIAZZ and Spinnaker Investment Partners, L.P., dated April 10, 2003
10.41(6)	$550,000 Senior Secured Note issued by BRIAZZ in favor of Spinnaker Investment, L.P., dated April 10, 2003
10.42(6)	Warrant to purchase 1,193,546 shares of Common Stock issued by BRIAZZ to Spinnaker Investment Partners, L.P., dated April 10, 2003
10.43(6)	Amended and Restated Security Agreement by and among BRIAZZ, Briazz Venture, L.L.C. and Spinnaker Investment Partners, L.P., dated April 10, 2003
10.44(6)	Amended and Restated Agreement Between Creditors by and among BRIAZZ, Laurus Master Fund, Ltd., Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003
10.45(6)	Amended and Restated Registration Rights Agreement by and among BRIAZZ, Spinnaker Investment Partners, L.P. and Flying Food Group L.L.C. and any of its affiliates, including but not limited to Briazz Venture, L.L.C., dated April 10, 2003
10.46.1(7)	Securities Purchase Agreement by and among BRIAZZ, Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc. dated May 28, 2003.
10.46.2(8)	Amendment date August 1, 2003 to Securities Purchase Agreement by and among BRIAZZ, Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc., dated May 28, 2003
10.47(8)	Form of Note issued on August 1, 2003 to each of Deutsche Bank London, Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P. and Delafield Hambrecht, Inc.
10.48(8)	Security Agreement dated August 1, 2003 among BRIAZZ, Deutsche Bank London Ag and Flying Food Group, L.L.C.

10.49(8)	Intercreditor Agreement dated August 1, 2003, among BRIAZZ, Laurus Master Fund, Ltd., Deutsche Bank London Ag, Flying Food Group, L.L.C., Briazz Venture, L.L.C., Spinnaker
10.50(8)	Registration Right Agreement dated August 1, 2003 among BRIAZZ, Laurus Master Fund, Ltd., Deutsche Bank London Ag, Briazz Venture, L.L.C., Spinnaker Investment Partners, L.P., and Delafield Hambrecht, Inc.
10.51(8)	Letter Agreement dated August 1, 2003 between BRIAZZ and Delafield Hambrecht, Inc.
10.52(9)	2003 Stock Plan
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors

(1)	Indicates management contract.

(2)	Incorporated by reference to our registration statement on Form S-1 (No. 333-54922).

(3)	Incorporated by reference to our Form 8-K filed on July 20, 2002.

(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 29, 2002.

(5)	Incorporated by reference to our Form 10-K for the year ended December 29, 2002.

(6)	Incorporated by reference to our Form 8-K filed on April 14, 2003.

(7)	Incorporated by reference to our Schedule 14A filed on June 26, 2003.

(8)	Incorporated by reference to out Form 8-K filed on August 11, 2003.

(9)	Incorporated by reference to our Form 10-Q for the quarter ended June 29, 2003 filed on August 13, 2003.

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 5, 2003 pursuant to Items 5 and 7 enclosing a press release announcing the closing of its August 1, 2003 financing.

The Company filed a Form 8-K on August 11, 2003 pursuant to Item 7 to file exhibits relating to its August 1, 2003 financing.

The Company furnished a Form 8-K on September 16, 2003 to report under Item 9 the appointment of directors. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIAZZ, INC.

Date: November 12, 2003.	By:	/s/ Victor D. Alhadeff

Victor D. Alhadeff Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board