Form 10-K
period 2003-12-28
BRIAZZ INC
filed 2004-03-30
CIK 1045598

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-K

                                ________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                        Commission file number 000-32527

                                  BRIAZZ, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Washington                              91-1672311
--------------------------------------------------------------------------------
    (Jurisdiction of incorporation)        (I.R.S. Employer Identification No.)


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 29, 2003 was $1,078,365

    The number of shares of the registrant's Common Stock outstanding as of March 1, 2004 was 5,990,916.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in 2004 are incorporated by reference into Part III.

================================================================================

                                  BRIAZZ, INC.

                                  ____________

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        ------

                                     PART I.
ITEM 1.  Business .....................................................................    4
ITEM 2.  Properties ...................................................................   20
ITEM 3.  Legal Proceedings ............................................................   21
ITEM 4.  Submission of Matters to a Vote of Security Holders ..........................   21

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters ........   21
ITEM 6.  Selected Financial Data ......................................................   21
ITEM 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................................   23
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ...................   35
ITEM 8.  Financial Statements and Supplementary Data ..................................   35
ITEM 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ..................................................   55
ITEM 9A. Control and Procedures .......................................................   55

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant ...........................   56
ITEM 11. Executive Compensation .......................................................   56
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...............   56
ITEM 13. Certain Relationships and Related Transactions and Related Shareholder Matters   56
ITEM 14. Principal Acccountant Fees and Services ......................................   56

                                     PART IV

ITEM 15. Exhibits, Financial Statements and Reports on Form 8-K .......................   57

SIGNATURES ............................................................................   60

Unless the context indicates otherwise, the terms "we," "us," "our," the "Company," or "BRIAZZ" refer to BRIAZZ, INC., a Washington corporation.

                           FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report ("Annual Report" or the "Report") constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of BRIAZZ, INC., or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Any such forward-looking statements are not guarantees of future results or performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of our operating results, our ability to obtain additional financing on terms favorable to us, or at all, our ability to compete successfully, our ability to successfully transition food production to third parties and/or to our cafes, our reliance upon Flying Food Group, L.L.C. ("FFG"), our ability to achieve profitable operations in the test stores within the Borders Bookstores, our ability to meet our obligations, actions of our debt holders, landlords and suppliers, office occupancy, our ability to maintain current cafe locations and secure new ones, our ability to retrofit existing locations, food and labor costs, operation in only four geographic areas and the other risks and uncertainties described under "Business--Risk Factors" in Part I of this Annual Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report

                                     PART I

Item 1.  Business.

Overview - BRIAZZ sells high-quality, branded lunch and breakfast foods for the "on-the-go" consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit. At March 22, 2004, we operate a total of 38 cafes in Seattle, San Francisco, Chicago and Los Angeles. In addition, we operate four cafes inside four Borders Bookstores in the Chicago market pursuant to an agreement with Borders. This agreement is in effect through June 2004, and can be extended or renewed if certain objectives are achieved. We are currently focused on achieving profitable operations in our core cafes in 2004 and have no plans to open additional cafes during the current fiscal year.

Our target customers are office workers. Our cafes are conveniently located either in city center locations with a high density of office buildings and retail foot traffic or within individual office buildings where we serve as an amenity for building tenants. To satisfy the demands of our time-constrained customers for lunch, breakfast and between-meal snacks, we design our cafes for quick service. Refrigerated display cases offer easy access to pre-packaged food items.

We currently contract with a third party to assemble and package substantially all of our food products used at our cafe locations and in our branded sales operations in Chicago, Los Angeles and Seattle. In Seattle, we have transitioned our food production from the Flying Food Group, L.L.C. ("FFG") central kitchen to another third party supplier. We intend to close our remaining central kitchen in San Francisco by the end of our second fiscal quarter. During the first half of 2004, we intend to move the majority of the assembly and packaging of our food products into our cafes and move out of the central kitchens in Chicago, Los Angeles, and San Francisco. As of March 26, 2004, we have completed the transition to in-cafe production in Chicago and Los Angeles. Bringing food production into our cafes allows us to reduce food costs, reduces our reliance on a third party manufacturer, and allows us to lower the costs of entry into new markets. We have entered into an agreement with FFG whereby FFG has agreed to release us from our obligations to have our food exclusively produced in their kitchens. We anticipate we will terminate the Food Production Agreement with FFG in its entirety once we have successfully transitioned our food production from their central kitchens to our cafes. We currently are working to bring substantially all of our food preparation into individual cafes. See the Section entitled "Central Kitchens; Flying Food Group Production Agreement."

Competitive Strengths - Subject to the availability of additional funding, we intend to expand product offerings in our existing cafes. The following are central factors in our business strategy and to achieve our goals, we intend to leverage the following strengths:

Well-defined business concept - Over the past seven years, we have refined our menu selections and cafe layout, while reducing unit production costs, and changed the way that we will be supplying our cafes with food and related supplies to respond to customer demands and business environment.

Diverse, high-quality product offerings. We offer a diverse range of menu items designed for broad appeal to our target customers. We also offer varying portion sizes for selected salads and sandwiches. We believe our product selection, ranging from traditional foods, such as Cobb salads and tuna sandwiches, to gourmet foods and a large selection of hot foods and soups attracts new customers and increases the frequency of visits by repeat customers. We have placed increased emphasis on hot menu items with significant focus on a line of Hot Panini Sandwiches, and began offering a selection of made-to-order (MTO) food items during the first fiscal quarter of 2004.

Frequent menu changes. Our goal is to introduce new food selections to our customers approximately quarterly. We also adjust our menu seasonally, for instance, by offering a larger variety of hot soups and hot sandwiches during the winter months and a larger variety of salads during the summer months. We began preparing more of our product offerings in our cafes including made-to-order salads and sandwiches during the first fiscal quarter of 2004.

Speed and quality of service. We have designed our cafes to serve a large number of customers in a very short period of time and to allow easy movement within the cafe from entry to exit. In addition, our cafe employees are trained to focus their attention on customer service. All employees receive extensive in-cafe training under the direction of a store manager in areas such as quality food preparation, speed of customer service, health standards, and customer satisfaction.

Range of prices. Our entrees range in price from $3.49 to $6.95. In addition, our multiple price point strategy allows customers to select their own meal combinations, such as a soup and salad or a soup and sandwich, providing further flexibility in offering meals to fit differing budgets.

Multiple distribution channels. For the convenience of our corporate customers, in some markets we deliver box lunches and catered platters for office meetings through trucks and vans. We also deliver to selected wholesale customers.

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

Experienced management. Our management team has significant experience in the retail and food industries. We believe our management team is well-positioned to manage our existing operations and the anticipated revenue growth in our business.

Growth Strategy - We believe that measured growth opportunities exist for us both in our current markets and in new markets. Our key strategies to drive growth are:

Increase our penetration in existing markets. Subject to available funding and general economic conditions in the downtown corridors we serve, our expansion plans in our current markets call for the establishment of new cafes and an increase in our distribution capabilities to expand our sales from box lunches, catering platters and wholesale accounts. We believe that the opportunity exists to add several cafes in our existing geographic markets over the next five years, however we have no plans to add any additional new cafes this year.

Expand into new geographic markets. In the next few years, we intend to expand into new geographic markets. Although we have not yet identified specific new markets, we believe many of the 25 largest metropolitan areas in the United States are suitable for potential expansion of BRIAZZ operations and brand. When appropriate, and subject to available funding, we intend to enter into new markets by concurrently opening cafes and initiating delivery of box lunch and catering services. It typically takes eight months to open a new cafe from the date of signing the lease.

Build brand awareness. We believe that sales of our branded food products through our cafes and other distribution channels reinforce our image as a provider of fresh, high-quality lunch and breakfast foods and between-meal snacks. We currently build brand awareness through cafe visibility, branded delivery vans and trucks and product packaging. We are engaged in a number of marketing initiatives designed to further build brand awareness, such as in-cafe promotions and redesigned signage for our cafes.

History - Victor D. Alhadeff founded BRIAZZ in 1995, after recognizing the convergence of two consumer trends: (i) decreasing time for lunch and breakfast and (ii) an increasing desire for high-quality, healthy food at affordable prices. Mr. Alhadeff founded BRIAZZ on the belief that demand for healthy, premium foods served quickly and conveniently could be met through the sale of pre-packaged food items from open, self-serve refrigerated cases. In September 1995, the first BRIAZZ cafe in Seattle, Washington was opened. We expanded our operations into San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998 and now operate 38 cafes. In November 2003, we opened four cafes inside Borders Bookstores in the Chicago area on a test basis

Our Menu - We offer hot and cold sandwiches, salads and soups, as well as a variety of fresh baked goods, juices, gourmet coffees and fresh fruit. Within each basic product category, such as sandwiches, salads, soups and baked goods, we strive to offer a large number of choices. On average, we offer approximately 300 different items in our cafes.

Our food products are made with high-quality, fresh ingredients and are served in our cafes, in box lunches or on our catered platters within a short time. We develop our menu and recipes to provide flavorful choices, ranging from the traditional to the gourmet. Our sandwiches are made with a variety of traditional and artisan breads.

We  are  committed  to  an  ongoing   process  of  introducing  new  food  items
approximately quarterly. New food items are introduced based on factors including food trends, customer input and test marketing in a limited number of cafes. In response to customer requests, we now offer hot panini sandwiches such as tuscan turkey and chicken mozzarella, and hot breakfast items such as omelets in each of our geographic markets. Cafes designed to produce and sell our hot offerings generate more of hot food sales compared to an overall company average. We now have hot sandwiches in most of our locations. We are testing rapid cook technology that, if successful, will enable us to offer hot menu items in all locations. The ability to expand with rapid cook technology is dependent upon successfully obtaining additional financing to provide adequate capital to purchase or lease this equipment. In addition, to keep our product offering current, we adjust our menu on a seasonal basis. For example, we offer a larger variety of hot soups and sandwiches during the winter months, and a larger variety of salads during the summer months. We are also beginning to offer a selection of made-to-order salads and sandwiches in selected cafes and will have these products available in the majority of our cafes by the end of the second fiscal quarter of 2004.

We derive the majority of our cafe sales from sandwiches, salads and soups. Our sandwiches and salads are currently prepared in central kitchens and our soups are prepared by Stockpot Soups, a division of the Campbell Soup Co. Our beverage selection includes Starbucks coffee, fresh juices and other brand-name beverages. Our baked goods include bagels, muffins, pound cakes, scones and cookies. We have recently completed a program of new in-cafe signage bringing greater Starbucks brand awareness within Briazz cafes. Cookies are baked in ovens in our cafes, providing fresh cookies to our customers and filling the cafes with the aroma of baking cookies. In the morning and after lunch, the majority of cafe sales consist of beverages and fresh baked goods. During the breakfast hours, we offer a selection of hot egg sandwiches on an English muffin, as well as hot oatmeal, along with other pre-packaged items for takeaway.

Most of our products are pre-packaged for convenience and labeled with our logo and a list of ingredients, which, in combination with clear packaging material, allows for easy product and ingredient identification and additional branding.

Our Distribution Channels - Our food products are distributed through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers, and through selected wholesale accounts. These distribution channels are designed to increase market penetration within each geographic market.

Cafes - Our cafes are typically open from early morning to late afternoon. These hours of operation are designed to capture the breakfast, lunch and afternoon traffic. Typically, our cafes have a manager supported by senior hourly "lead" employees. Each hourly employee is trained to facilitate speed and quality of service, performing such functions as cashiering, food preparation, coffee and other drink preparation, greeting customers and bussing tables. As we transition to in-cafe production of food, our employees will receive additional training on food safety and preparation. We believe that the impact to cafes in terms of hours of operation and number of employees will be minimal, as we will believe we will be able to better utilize our existing employees. As of March 26, 2004, we have completed the transition to in-cafe production in Chicago and Los Angeles.

Under the guidance of a district manager, each cafe manager or lead employee is responsible for ordering the appropriate products and quantities from the central kitchens and other suppliers. A central purchasing manager sources our products. This manager then provides our district and cafe managers with guidelines for placing orders with the central kitchens and third party suppliers. This practice will continue as we transition to in-cafe production. To aid in this process, we have developed extensive cafe-level reports that provide managers with trend and product-volume information. The use of these reports helps ensure adequate inventory levels and helps reduce the amount of unsold products.

Of our 38 company-owned cafes, approximately half are amenity locations. The size of our cafes ranges from approximately 170 square feet in the Wrigley Building in Chicago to 3,800 square feet in the 525 Market building in San Francisco. Our cafes sell a diverse selection of BRIAZZ branded and third-party products and incorporate a distinctive decor that is instrumental in building the BRIAZZ brand.

We believe our target customers place a high priority on speed of service. Accordingly, we strive to make the entire process of selecting and purchasing products require a very short amount of time inside our cafes, even during the lunch hour rush. We have designed our cafes to serve a large number of customers in a very short period of time and to allow easy movement within the cafes from entry to exit. Most food items are clearly labeled and selected from self-serve refrigerated cases, requiring minimal employee assistance. The hot items on our menu, such as soups, hot subs and paninis, can be served quickly. This focus on speed and convenience caters to the time-constrained individual and, we believe, builds a loyal customer base.

The preparation of food products at central kitchens minimizes the space required for food preparation in our cafes. Generally, our customers consume their purchases elsewhere; we do, however, provide a limited number of tables and chairs at some cafes for customers who wish to eat on the premises. As we transition to in-cafe production, we will require more space for food preparation, however we believe we have adequate space in our existing locations.

Box Lunches and Catered Platters - We deliver box lunches and catered platters in our Seattle and San Francisco markets. We provide service to customers in the vicinities of our cafes and to customers whose business sites are located outside these vicinities. Our box lunches come in a BRIAZZ branded box and include a BRIAZZ branded sandwich or salad entree, complemented by a bag of chips, a beverage, a fruit cup and a cookie or brownie. Catering choices include breakfast trays, sandwich platters, salad bowls, party platters, dessert trays and cold beverages. Box lunches and catered platters are delivered by employees wearing BRIAZZ uniforms driving BRIAZZ branded trucks or vans. Our target customers are companies that order food items for participants of in-house business meetings.

We receive box lunch or catering orders on a daily basis by telephone, fax and through our web site. Substantially all of our orders are filled at a central kitchen and delivered directly to the customers. We have consolidated the box lunch ordering into a call center in Seattle to improve service and reduce costs. We anticipate an increasing portion of this business will be serviced directly from our cafes as we complete our transition to in-cafe production in 2004. In addition, we may not be able to provide as wide a variety of product as we currently do and we may not be able to service the same number and size of accounts that we currently service as the transition to in-cafe production occurs.

Wholesale Accounts - We remain committed to maintaining profitable wholesale accounts. Accounts such as Tully's and Seattle's Best Coffee remain attractive since they do not require the same level of discount that is required by the grocery segment. We also have established a successful business relationship with the University of Washington in Seattle and the University of California in San Francisco.

Currently, BRIAZZ is supporting FFG under an informal agreement to sell, service and support Starbucks. Prior to establishing a business relationship with BRIAZZ, FFG was and is a supplier to Starbucks in Chicago, New York and Los Angeles. It is anticipated we will expand this arrangement to the San Francisco market in the second quarter 2004. BRIAZZ and FFG are currently working together to supply Starbucks branded sandwiches and salads to multiple Starbucks cafes in the Chicago, New York, and other markets. We are negotiating with FFG to finalize a formal agreement in the second quarter of 2004.

Borders Agreement - In November 2003, the Company entered into a Food Service Concession Agreement ("Borders Agreement") with Borders, Inc. to manage and operate the cafe portion of eight stores on a test basis for a period of six months after the last test cafe is opened. We will retain all receipts generated from these cafes and be responsible for substantially all of the costs resulting from the operations of these cafes. In exchange, the Company will pay Borders an amount equal to $60,000 for each cafe opened, or a total amount of $480,000, for improvements made to the cafes. In addition, we will pay a base rent of $8,073 per month for each cafe operated. To date, the Company has opened four test cafes in the Chicago market and has no plans to open additional cafes prior to the end of the test period. We have paid Borders $240,000 for improvements to these cafes as provided for in the agreement.

To date, we have only opened 4 of the 8 stores provided for in the test agreement. In January 2004, we have agreed with Borders to limit the test to only these stores. Borders has incurred costs associated with the anticipated opening of the four remaining stores provided for in the agreement. It is anticipated that the Company will be required to reimburse Borders for some or all of these costs in the first half of 2004. It is estimated that this reimbursement may be between $50,000 and $125,000.

Distribution Logistics - During 2003, most of our products originated at a central kitchen and were transferred to various distribution points by our fleet of delivery trucks and vans, many of which are refrigerated. We deliver food products at different times of the day, allowing us to use our fleet throughout the day. For example, our trucks and vans deliver each day's food products to our cafes very early in the morning. Our fleet delivers food products to our wholesale accounts mid-morning and delivers box lunches and catered platters at lunchtime. We pick up leftover food products from our cafes at the end of each day. Most unsold food is donated to charity.

Central Kitchens; Flying Food Group Production Agreement - Until December 2002, we operated a central kitchen in each of our geographic markets. Our central kitchens prepared, assembled and distributed substantially all of our food products. Establishing a central kitchen in each of our geographic locations was intended to enable us to deliver consistently high-quality, affordable food at an attractive unit cost. During 2002, we recognized that the costs of carrying excess capacity at our central kitchen facilities outweighed the benefits of potential rapid expansion in food output and that our current utilization rates did not achieve the economies of scale that we had envisioned. As a result, we entered into an agreement wherein we agreed to purchase our branded food from FFG. FFG maintains central kitchens in our existing markets and, therefore, was in an ideal position to support our operations. Accordingly, we have been gradually phasing out our central kitchens. As of December 29, 2002, we had completed our transition to purchasing food products from FFG and closed our central kitchens in Chicago and Los Angeles. By the end of February 2003 we had also closed our Seattle central kitchen and begun purchasing food products from FFG in that market. Under our food product agreement, FFG has a right of first refusal to provide us with our food products in additional markets we may enter; however, FFG is under no obligation to do so. The Company and FFG have agreed to eliminate the exclusivity provisions of the Food Production Agreement, which will allow us to commence in-cafe production in 2004. As of March 26, 2004, we have completed the transition to in-cafe production in Chicago and Los Angeles. It is anticipated that once the transition to in-cafe production is complete in all markets, the Food Production Agreement will be terminated.

Under the food production agreement, FFG has agreed to manufacture and package all food products we sell in our existing markets for the term of the agreement. We will pay FFG for its actual cost incurred in production of the food items plus a profit factor to be negotiated. The agreement allows us to change our menu items provided we give reasonable notice to FFG and the number of items on our menu remains relatively constant. In addition, the agreement generally prohibits FFG from using our trademarks for its own purposes. However, it does not forbid FFG from using the same food formulations, recipes or ingredients for products that it sells to the food service industry.

As part of the agreement, we agreed to transfer production of our food products over to FFG in a multi-staged process. We also agreed to transfer to FFG, without charge, any of our central kitchen equipment that may be requested by FFG. Since the production agreement was not terminated within one year of commencement of production FFG will retain all transferred equipment under the terms of the agreement.

The agreement provides that our rights and remedies for any breach by FFG of its representations, warranties and covenants under the agreement are limited to (i) actual damages of up to $50,000 if FFG's failure to assume food production in a particular market results in us being unable to take advantage of a subleasing opportunity for our central kitchen in that market, (ii) our ability to reject nonconforming products or recover the actual costs of nonconforming products,
(iii) indemnification by FFG for any claims or other liabilities arising from any personal injury resulting from the use of nonconforming products, and (iv) our ability to terminate the agreement as to a specific geographic market in which a breach has occurred. The agreement provides that we are not entitled to any additional damages in the event of a breach by FFG, including actual or consequential damages resulting from lost sales or lost profits. In addition, we are not entitled to terminate the agreement in the event of a breach by FFG, except by terminating the agreement as to the specific geographic market in which the breach occurred.

The agreement has a term of ten years subject to earlier termination by either party if the other party becomes insolvent. In addition, the agreement may be terminated in specific markets (i) by the non-defaulting party in the event of a default in a specific market by the other party or (ii) by us if FFG is not able to resume production within 60 days of a Force Majeure event, until FFG can resume production in the specific market. After the initial ten-year term, the agreement renews automatically for successive one-year terms unless terminated by either party on one-year's notice. It is anticipated that the parties will mutually agree to terminate this agreement after the Company completes its transition to in-cafe production.

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

A key element of our brand-building strategy is to maintain consistent product quality through our comprehensive quality assurance programs. As part of our food production agreement with FFG, FFG must ensure that all products sold to us meet state and federal standards and must maintain a Hazard Analysis Critical Control Point (HACCP) program similar to the program maintained at our remaining central kitchen. FFG must also indemnify us for damages arising from their failure to provide us with food meeting these standards. In our remaining central kitchen, the manager compiles and analyzes daily reports that detail key central kitchen statistics, including total production, production by business unit, labor as a percentage of sales and labor cost per unit produced. Our quality assurance programs include the HACCP program for use in our central kitchens and the ServSafe Training Program for use in our cafes and central kitchens, which training program was created by the Education Foundation of the National Restaurant Association. In addition to our quality assurance and safety programs at our cafes and central kitchen, all delivery vehicles used to deliver food requiring refrigeration are refrigerated for food safety.

In the first quarter of 2004, we have made the decision to transition our business from the central kitchen production concept to in-cafe production. We anticipate that we will complete this transition by the end of 2004. As of March 26, 2004, we have completed the transition to in-cafe production in Chicago and Los Angeles. As we retrofit our cafes for this transition, we are installing food safety and food-handling equipment as required. We are subject to health inspections by appropriate local health agencies and expect to pass each inspection without incident. We are also expanding our food safety program to include all requirements for in-cafe production.

In January 2004, pursuant to an agreement with FFG, we contracted to have our food production done by a non-affiliated third party kitchen in the Seattle market and have ceased buying product from FFG. We believe that this arrangement will result in a lower cost of food in that market while maintaining the same level of quality.

Employee Training and Development - We have developed a comprehensive program to train employees in customer service, operations, and product preparation and knowledge. We provide product and customer service training to all employees. Our retail employees are exposed to a high level of product training. We believe that our personnel must be able to provide customers with information about the food products we offer. In addition, we believe that customer service training and awareness is critical to our success. We reinforce the importance of training on a daily basis in our retail locations. In addition to product training, we train our cafe employees in general store operations to achieve and maintain a high level of quality and customer service.

Purchasing - In the markets where we have switched food production over to FFG central kitchens, FFG procures most of our food ingredients, products and supplies. We pay FFG a handling fee for acquiring products and supplies for our use from third parties. In San Francisco, where we still maintain our central kitchen, our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain high quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our specifications.

As a result of our initiative to transition to in-cafe production by the end of 2004, we will assume the responsibility for procuring our food ingredients, products, and supplies we use.

Competition - The quick-service segment within the restaurant industry is highly competitive. We compete on the basis of many factors, including service, convenience, taste, quality, value and price. We believe our menu, the quality of our food, our convenient cafe locations and our prices allow us to compete with and differentiate ourselves from our competitors. Competitors include sandwich shops, company cafeterias, delicatessens, pushcart vendors, fast food chains, catering companies and other providers that offer quick and inexpensive lunch and breakfast meals and between-meal snacks. Many of our competitors have significantly more capital, research and development, distribution, manufacturing, marketing, human and other resources than we do. As a result, they may be able to adapt more quickly to market trends, devote greater resources to the promotion or sale of their products, receive greater support and better pricing terms from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily than we can.

Intellectual Property - We regard our trademarks and service marks as an important factor in the marketing and branding of our products and services. Our registered trademarks and service marks include, among others, the text "BRIAZZ" and our stylized logo. We have registered all of these marks with the United States Patent and Trademark Office. We have registered our ownership of the Internet domain name "www.BRIAZZ.com." We also own a Washington state registration for "JAVA JUMBLES." We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts.

An individual in Mexico City, Mexico has opened a restaurant called cafe Briazz and has registered the Internet domain name "www.cafeBRIAZZ.com." In the past, we attempted to have ownership of the domain name terminated or transferred to us. However, we have put these efforts on hold indefinitely. We are not aware of any other infringing uses that could materially affect our business, nor any prior claim to BRIAZZ(R), our stylized logo or JAVA JUMBLES that would prevent us from using these marks.

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

Employees - As of December 28, 2003, BRIAZZ employed 45 full-time salaried employees and 281 hourly employees. Of these employees, 10% were involved in our central kitchens, 7% were involved in our box lunch, catering and wholesale operations, 75% were involved in cafe operations, and 8% were involved in administrative/corporate functions, including senior management. This was a decrease from 69 full-time salaried employees and an increase from 276 hourly employees at December 29, 2002. Hourly employees increased in 2003 primarily due to the opening of the Borders test cafes. We believe our relationship with our employees is good. None of our employees is a party to a collective bargaining agreement or represented by a labor union.

Financial Information About Segments and Geographic Areas - We operate through four reportable segments: Retail, Branded Sales, Kitchens and General & Administrative. Retail consists of sales generated through our cafes. Branded Sales consists of two subgroups: (1) box lunch and catering and (2) wholesale. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consists of unallocated costs of products and packaging, along with unallocated costs of kitchen operations. General & Administrative consists of all costs incurred by the corporate office as well as those administrative costs incurred by retail, branded sales and the kitchens. All sales have been attributed to the United States, and all of our long-lived assets are located in the United States. Segment results for each of our past three fiscal years are provided in the financial statements included in this Annual Report.

Government Regulation - We must comply with local, state and federal government regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements, and product labeling. The U.S. Department of Agriculture has broad jurisdiction over all meat and poultry products, and separate authority over non-meat and poultry products is exercised by the Food and Drug Administration. State and local jurisdictions also have separate, distinct authority over our food-related operations. Advertising and promotional activities are subject to the jurisdiction of the Federal Trade Commission, which has jurisdiction over all consumer advertising with respect to unfair or deceptive business practices. State and local jurisdictions typically enforce similar consumer protection statutes.

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

Available Information - BRIAZZ files regular disclosures with the SEC. The public may read and copy any materials BRIAZZ files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information about the SEC's Public Reference Room may be obtained at 1-800-SEC-0330. BRIAZZ files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers at http://www.sec.gov. Our Internet address is http://www.BRIAZZ.com. The information on our Internet site is not a part of this filing.

                                  RISK FACTORS

                          Risks Related To Our Business

We Have A History Of Losses And Anticipate Continued Losses In The Future, Which May Have A Material Adverse Effect On Our Business, Our Ability To Implement Our Business Strategy And Our Stock Price.

Since inception, we had accumulated net losses of approximately $72.8 million through December 28, 2003 and have experienced negative cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues and our ability to reduce operating expenses. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business, our ability to implement our business strategy and our stock price. It is anticipated that additional cash will be needed in order to continue operating.

There can be no assurance that we will be able to obtain additional financing, increase revenues, reduce expenses or successfully complete other steps to continue as a going concern. Due to the substantial number of shares issuable upon conversion of our Convertible Preferred Stock, we may be unable to negotiate subsequent equity financings on terms favorable to us, or at all. In addition, our existing debt represents a substantial percentage of our asset value. As a result of this high level of leverage, we may find it difficult to incur additional debt, either in the form of an operating line of credit or debt financing. If we are unable to obtain sufficient funds to satisfy our cash requirements in the near future, we may be forced to substantially reduce and/or curtail operations. Such events would materially and adversely affect our financial position and results of operations.

Our Business Strategy Is To Focus Our Efforts On Improving Our Financial Performance Through A Combination of Cost Cutting Measures and New Corporate Development Initiatives. Our Inability to Implement Our Business Strategy Would Have A Material Adverse Effect on Our Operating Results And Prospects.

Our business strategy is to focus our efforts on achieving profitability through a combination of cost cutting measures and new corporate development initiatives, which may include licensing or franchising our products to third parties and securing additional wholesale accounts. The success of our business strategy will depend in part upon our ability to conclude agreements with retailers, wholesalers or others who may license, resell or purchase a franchise for our products. We have also recently begun to implement a strategy to transition to in-cafe production from central kitchens.

If we enter into agreements with third party distributors of our products, our existing cafe management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to expend funds to improve these systems, procedures and controls, which we expect will increase our operating expenses and capital requirements. In addition, we must effectively expand, train and manage our work force. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing systems, procedures and controls. In addition, we cannot assure you that we will be able to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth strategy. For any of these reasons, we could lose opportunities or overextend our resources, which could adversely affect our operating results.

In addition, agreements with third party distributors may prove to be unsuccessful. In the past, we distributed our products through Quality Food Centers, Albertson's, Safeway, Ralph's and Dominick's grocery stores and through Target stores. We also developed a line of dinner foods for home meal replacement that was tested through one of our Seattle cafes. These attempts were unsuccessful and have been discontinued. Following the discontinuation of these relationships, we evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel.

As part of our strategy to improve our financial performance, we are continuing to review our cost structure and to make cost reductions where possible. In the last year, we have taken significant steps designed to reduce our costs, including personnel reductions, reductions in general and administrative expenses, reorganization of certain business operations, elimination of certain wholesale accounts, discontinuation of branded sales in the Los Angeles market, and closure of certain cafes, in addition to the closure of our Seattle, Chicago and Los Angeles central kitchens and the outsourcing of our food production in those markets to third party suppliers. We will continue to seek to reduce our general and administration and other expenses in order to improve our margins and help us achieve profitability. We cannot assure you that we will be able to achieve the desired level of cost reductions or that such reductions, if achieved, will not have an adverse impact on our revenues. If we are not able to sufficiently reduce our costs or implement new distribution relationships on terms favorable to us, we will continue to experience losses which will have a material adverse affect on our business.

We Have Entered Into a Test Agreement With Borders, Inc. to Operate and Manage Cafes in Eight Borders Locations. Even if the Test is Successful, the Test May Not Be Extended.

We have signed an agreement with Borders, Inc. to manage and operate the cafe portion of 8 stores on a test basis for a period of six months after the last test store is opened. We will retain all the receipts generated from these cafes and be responsible for substantially all of the costs resulting from the operations of these cafes. In exchange, the Company will pay Borders an amount equal to $60,000 for each cafe opened, or a total amount of $480,000, for improvements made to the cafes. In addition, we will pay a base rent. Even if the test proves to be successful, there can be no assurance that upon the end of the test period the agreement will be extended.

To date, we have only opened 4 of the 8 stores provided for in the test agreement. In January, 2004, we have agreed with Borders to limit the test to only these stores. Borders has incurred costs associated with the anticipated opening of the four remaining stores provided for in the agreement. It is anticipated that the Company will be required to reimburse Borders for some or all of these costs in the first half of 2004. It is estimated that this reimbursement may be between $50,000 and $125,000.

We Have Not Made Rent Payments on Certain of Our Leases and Payments to Certain of Our Suppliers. If We Are Unable to Meet Our Obligations to Third Parties, We May Be Required to Discontinue Our Operations.

We have deferred payments to certain of our landlords and suppliers, including FFG. If our landlords or our suppliers require payments in excess of our available cash, we may be required to close cafes, discontinue use of suppliers, limit our product offerings or cease operations altogether. Any such action by our landlords or suppliers may also cause an event of default under the terms of our debt financings or our other contractual relationships, or adversely affect our relationships with other third parties, all of which would adversely affect our operations.

We Have Become Increasingly Dependent Upon Third Parties for the Supply, Quality, Safety and Cost of Our Food Products.

Although we have transitioned our food production to in-cafe production in Los Angeles and Chicago, we are dependent on third parties for the production and assembly of our food products. Any failure or delay by them to manufacture and assemble our food products, even for a short period of time, would impair our ability to supply our cafes and would harm our business. We cannot assure you that we will be able to maintain satisfactory relationships with these third parties on acceptable commercial terms. Nor can we assure you that they will continue to provide food products that meet our quality standards In Seattle, we are dependent upon SK Foods for our food production. If our food production relationship was to terminate unexpectedly, we may have difficulty obtaining, manufacturing and assembling our food products, or obtaining adequate quantities of products, at the same quality at competitive prices in a timely fashion, which could limit our ability to adequately supply our cafes and could adversely affect our operating results. If we were unable to find another third party to produce our food products on acceptable terms, we might be required to reestablish central kitchens, to move more rapidly than expected into in-cafe production, or to discontinue our operations.

We Have Transferred Most of Our Central Kitchen Equipment to FFG, Which Limits Our Ability to Establish New Central Kitchens Should It Become Necessary to Do So.

As part of the food production agreement with FFG, we agreed to transfer to FFG without charge any of our central kitchen equipment that may be requested by FFG. Pursuant to this agreement, we have transferred certain of our central kitchen equipment to FFG in the Chicago and Seattle and certain other equipment to HEMA in Los Angeles. As a result of the equipment transfers, we will find it necessary to acquire new equipment should we cease to use FFG in an existing market. Due to the high cost of equipment, any future need to acquire such equipment will have a material adverse effect on our results. In addition, we may not have adequate capital to procure the required equipment. Further, we may not be able to acquire necessary equipment in a timely manner and, as a result, may not be able to meet food production requirements. Any failure to acquire necessary equipment could have a material adverse effect on our business and results.

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

If We Are Unable to Complete Our Announced San Francisco Central Kitchen Closure and Transition to In-cafe Production On Terms Favorable To Us, Our Business May Be Harmed.

We intend to close our remaining central kitchen in the San Francisco market and transition our food production in that market to in-cafe production. The timing and benefits of this transition will depend on a number of factors, many of which are outside our control, including maintaining product quality, ensuring adequate product quantities, the closing of our remaining central kitchen in San Francisco, including the transfer or sale of equipment, termination or transfer of staff and termination or sublease of the space, and transfer of the central kitchen functions to in-cafe production, including hiring, training, production and assembly and coordination of functions.

Any Unwaived Default in the Repayment of the Convertible Note Held By Laurus Master Fund, Ltd. (Laurus) Could Have a Material Adverse Affect on Our Business, Prospects, Results of Operations or Financial Condition.

In August 2003, we made a $300,000 principal payment on our $1.25 million convertible note, reducing the principal amount to $626,400. In October 2003, we made an additional principal payment of $52,000 reducing the balance to $574,400. This unpaid principal amount, together with a $75,000 fee relating to the $300,000 prepayment, is payable in 12 equal installments on the first business day of each calendar month, beginning September 1, 2003. Accrued and unpaid interest must also be paid monthly; however, Laurus has waived its right to receive any interest payments until October 1, 2003. The amounts due under the note are secured by a blanket security interest in all our assets. On October 1, 2003, the Company was in arrears on its interest and principal payments to Laurus. Subsequently, in October 2003 the Company received a waiver from Laurus in which Laurus agreed to waive any defaults resulting from the late payment of the monthly amount due October 1, 2003 and agreed to make all payments due and payable under the note from October 1, 2003 to November 15, 2003 due and payable on November 16, 2003 and waived any defaults and penalties resulting from the postponement of payments. The current principal balance of this note is approximately $547,400, the amount currently due in fees is approximately $68,750 and the past due interest as of December 28, 2003 is approximately $92,000. We have not made any payments due under the note since October 24, 2003 and as a result we are currently in default under the note with Laurus. Laurus may accelerate the payment due under the note or take other action to enforce their rights with respect to the amounts due. Such actions could include foreclosure on our assets or causing the Company to enter into involuntarily reorganization.

In some circumstances, the note is convertible into shares of our common stock. The conversion price under the note is $0.10 per share for the first $350,700 converted into shares of our common stock after July 31, 2003 and $0.30 per share for any additional amounts converted into shares of our common stock. Although the convertible note provides us with the option of making monthly payments by issuing shares, the number of shares that we can issue with respect to any payment is limited to 25% of the number of shares of our common stock traded on our principal trading market during the 30 calendar day period preceding the date on which we provide notice of repayment in shares, unless waived by Laurus. Any additional amounts must be paid in cash. Due to the limited trading volume of our shares in recent periods, we expect that our ability to issue shares in satisfaction of the monthly payments will be very limited. In addition, we are not permitted to make such payments in shares and are required to make such payments in cash if any of the following events occurs: (i) the average daily volume weighted average price of our shares on our principal trading market for the 11 trading days preceding a payment date is less than 115% of the applicable conversion price, (ii) there fails to exist an effective resale registration statement with respect to the shares; or (iii) there occurs any event of default. The events of default under the convertible note are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board or a national securities exchange, or failure to comply with the reporting, filing or other obligations of listing on such market. In the event that a payment default occurs and is continuing, Laurus may convert all or part of any monthly payment into shares of our common stock at the lower of the applicable fixed conversion price or 70% of the average of the three lowest closing prices for our common stock on our principal trading market for the 30 trading days prior to the conversion date.

If we default on our obligations under the convertible note, or if we fail to have a resale registration statement declared and maintained as effective with respect to the shares, we may be required to immediately repay the outstanding principal amount of the convertible note and any accrued and unpaid interest. We do not currently have cash or cash equivalents or available debt or equity financing sufficient to repay such amounts if such repayment is required. Accordingly, we anticipate that additional financing would be required to repay such amounts. We cannot guarantee that such financing would be available on terms favorable to us, or at all. If we could not arrange for such financing on favorable terms, our business and financial results would be materially adversely affected. In the event of any sale or liquidation of our assets to repay such debt, the note holder, as a secured party, would have priority over other creditors and over our shareholders with respect to such assets and the proceeds of such assets.

Any Unwaived Default in the Repayment of Our $7.0 Million In Senior Secured Notes Could Have a Material Adverse Affect on Our Business, Prospects, Results of Operations and Financial Condition.

The principal and accrued and unpaid interest on the $6.0 million principal amount of senior secured notes we issued to DB Advisors, L.L.C. ("DB"), Briazz Venture, L.L.C. ("BV"), Spinnaker Investment Partners, L.P. ("Spinnaker"), and Delafield Hambrecht, Inc, ("Delafield") are due on August 1, 2005. The principal and accrued and unpaid interest on the $1.0 million principal amount of senior secured notes we issued to DB, and Victor D. Alhadeff, the Company's founder, are due on December 8, 2005. The senior secured notes will accelerate and become due if we (i) fail to pay any amount when due, (ii) fail to cure defaults under the notes within ten days of notice or (iii) are forced to seek bankruptcy protection or otherwise become insolvent. The amounts due under the notes are secured by a blanket security interest in all our assets. If we are unable to pay any amount when due, DB, BV, and Spinnaker may foreclose on our assets, which could substantially adversely impact our ability to continue as a going concern. We do not currently have cash or cash equivalents or available debt or equity financing sufficient to repay the principal amounts if such repayment is required. Accordingly, we anticipate that additional financing would be required to repay such amounts. We cannot guarantee that such financing would be available on terms favorable to us, or at all. If we cannot arrange for such financing on favorable terms, our business and financial results would be materially adversely affected. In the event of any sale or liquidation of our assets to repay such debt, the note holders, as secured parties, would have priority over other creditors and over our shareholders with respect to such assets and the proceeds of such assets. Subsequently, in March 2004 the Company received a waiver from DB, BV, Spinnaker, Delafield, and Victor D. Alhadeff in which they agreed to waive any defaults with respect to non-payment of interest until June 30, 2004 and agreed to delay payment of any and all accrued but unpaid interest to July 5, 2004, and waived any defaults and penalties resulting from the postponement of payments.

We Continue To Experience A Decline In Our Same Store Sales When Compared To Prior Periods. If This Trend Continues We May Have To Close Additional Cafes.

In the past, we have closed cafes because they did not generate sufficient revenues and we cannot assure you that additional cafes will not be closed. For the years ended December 29, 2002 and December 28, 2003, our same-store sales decreased compared to the prior fiscal years. If our same-store sales continue to decline or fail to sufficiently improve, we may be required to close additional cafes. The closing of a significant number of cafes or the failure to increase same-store sales could have an adverse impact on our reputation, operations and financial results. During the year ended December 28, 2003 we closed a total of 6 cafes. We have closed two additional cafes in the Seattle market in the first fiscal quarter of 2004 pursuant to the expiration of a license agreement.

If We Are Unable To Continue Leasing Our Retail Locations Or Obtain Acceptable Leases For New Cafes, Our Business May Suffer.

All of our cafe locations are on leased premises. If we are unable to renew our leases on acceptable terms, or if we are subject to substantial rent increases, our business could suffer. Because we compete with other retailers for cafe sites and because some landlords may grant exclusive rights to locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. Any inability to renew or obtain leases could increase our costs and adversely affect our operating results and brand-building strategy.

Our Third Party Distribution Strategy Could Result In Increased Competition In Our Existing Markets. This Strategy Could Cause Sales In Some Of Our Existing Cafes To Decline.

In accordance with our expansion strategy, we may enter into agreements with third parties to distribute our products through new distribution channels in our existing markets. The presence of additional distribution channels in existing markets may result in diminished sales performance and customer counts for cafes near the area in which third parties distribute our products, due to sales cannibalization.

Tenant Turnover And Vacancies In Office Buildings Where Our Cafes Are Located Could Cause Our Cafe Sales To Decline.

Our business has and could continue to suffer as a result of tenant turnover and vacancies. Many of our cafes are located in office buildings, and office workers are our target customers. Vacancies, tenant turnover or tenants with few office workers, especially in San Francisco and Chicago, have negatively impacted the operations of our cafes located in office buildings during the last two years due to the reduction in the number of potential customers in the building, and could continue to have a negative impact on our operations. The risk related to vacancies and tenant turnover is greater in office buildings with larger tenants, where the loss of a single tenant may have a greater impact on that cafe's sales.

If Production at SK Foods Central Kitchen or Our San Francisco Central Kitchen Is Interrupted, We May Be Unable To Supply Our Cafes In That Geographic Market And Our Business Will Suffer.

SK Foods' central kitchen and our San Francisco central kitchen produce or distribute substantially all of our food products for the cafes and wholesale accounts in their geographic regions, as well as all of the box lunches and catered platters in each region. If any of these central kitchens were to close for any reason, such as fire, natural disaster or failure to comply with government regulations, we would be unable to provide our food products in the areas served by the affected central kitchen. These central kitchens are geographically dispersed and none could cost effectively supply another market if a central kitchen were to close. As a result, the closure of any central kitchen even for a short period of time would have a material adverse effect on our operating results. We may have no control over any such closures.

We Are Substantially Dependent On Third-Party Suppliers And Distributors And The Loss Of Any One Of Them Could Harm Our Operating Results.

We are substantially dependent on a small number of suppliers and distributors for our products, including SK Foods, suppliers of meat, breads and soups, and Sysco Distribution Services, which during the Fiscal year ended December 28, 2003 procured from our suppliers and delivered to us the majority of our ingredients and packaging products. Most of our packaging products come through Bunzl, a national distributor. Such packaging products represent roughly 15% of our purchases. During the year ended December 29, 2002, Stockpot, Inc. provided approximately 20% of our cost of food and packaging. Any failure or delay by any of these suppliers or distributors to deliver products to or our San Francisco central kitchen, even for a short period of time, would impair our ability to supply our cafes and could harm our business. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Nor can we assure you that they will continue to provide food products that meet our quality standards. Our relationships with our suppliers are generally governed by short-term contracts. If any of these relationships were to terminate unexpectedly, we may have difficulty obtaining adequate quantities of products of the same quality at competitive prices in a timely fashion, which could limit our product offerings or our ability to adequately supply our cafes and could adversely affect our operating results.

Our transition to in-cafe production in Los Angeles and Chicago in 2004 has significantly increased the number of suppliers we are dependent upon. If we experience a disruption of supply from these suppliers, it could materially impact our ability to produce products for our customers which could result in a loss of customers which could materially disrupt our operations.

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

Our success in promoting and enhancing the BRIAZZ brand will also depend on our ability to provide customers with high-quality products, which is, in part, dependent on the performance of FFG, SK Foods, HEMA and our San Francisco central kitchen, and customer service. We cannot assure you that consumers will perceive our products as being of high quality. If they do not, the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

We May Be Unable to Successfully Transition to In-cafe Production.

We are currently in the process of transitioning our food production from a central kitchen to in-cafe production. This transition will require us to source the ingredients and supplies for food production, retrain many of the employees currently in the cafes, institute new quality and health standards, and make modifications to our existing cafes. If we are unable to successfully complete any or all of these tasks, it may disrupt the service and products we supply to our customers, which could result in a loss of customers and have a material adverse change on our business.

If Our Customers Do Not Perceive Pre-Packaged Sandwiches And Salads As Fresh And Desirable, Our Operating Results Will Suffer.

Although we are transitioning to in-cafe production, our current business focuses on pre-packaged food items and made-to-order items in some markets. Many of our salads and most of our sandwiches are prepared and assembled in central kitchens and sold as pre-packaged items. Unlike delicatessens, our cafes generally do not add or omit specific ingredients to or from food items at the customer's request. If customers prefer custom prepared items over pre-packaged items, or if they do not perceive pre-packaged sandwiches and salads as fresh and desirable, we may be unsuccessful in attracting and retaining customers, causing our operating results to suffer.

Our Business Could Be Harmed By Litigation Or Publicity Concerning Food Quality, Health And Other Issues, Which May Cause Customers To Avoid Our Products And Result In Liabilities.

Our business could be harmed by litigation or complaints from customers or government authorities relating to food quality, illness, injury or other health concerns or operating issues. Because most of our food products for each geographic market are currently prepared in a central kitchen, health concerns surrounding our food products, if raised, may adversely affect sales in all of our cafes in that market. Adverse publicity about such allegations may negatively affect our business, regardless of whether the allegations are true, by discouraging individuals from buying our products. Because we emphasize the freshness and quality of our products, adverse publicity relating to food quality or similar concerns may affect us more than it would food service businesses that compete primarily on other factors. Such adverse publicity could damage our reputation and divert the attention of our management from other business concerns. We could also incur significant liabilities if a lawsuit or claim resulted in an adverse decision or in a settlement payment, and incur substantial litigation costs regardless of the outcome of such litigation. As we outsource our food production in most markets to third parties, we are similarly affected by any litigation, complaints or publicity relating to those suppliers.

Our Quarterly Operating Results May Fluctuate And Could Fall Below Expectations Of Securities Analysts And Investors, Resulting In A Decline In Our Stock Price.

Our quarterly and yearly operating results have varied in the past, and we believe that our operating results will continue to vary in the future. For this reason, you should not rely on our past operating results as indications of future performance. In future periods, our operating results may fall below the expectations of securities analysts and investors, causing the trading price of our common stock to fall. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations may cause significant decreases in our operating results from quarter to quarter, cause us to fail to meet the expectations of securities analysts and investors and result in a decline in our stock price.

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

Our Food Preparation And Presentation Methods Are Not Proprietary, And Therefore Competitors May Be Able To Copy Them, Which May Harm Our Business.

We consider our food preparation and presentation methods, including our food product packaging, box lunch packaging and design of the interior of our cafes, essential to the appeal of our products and brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register all trademarks or trade dress in connection with these features, and therefore cannot rely on the legal protections provided by trademark registration. Because we do not hold any patents for our preparation methods, it may be difficult for us to prevent competitors from copying our methods. In addition, under our food production agreement with FFG, FFG is permitted to use our recipes, food formulations and ingredients for products it sells in the food industry, including products that may compete directly with our products. If our competitors copy our preparation and presentation methods, the value of our brand may be diminished and our market share may decrease. In addition, competitors may be able to develop food preparation and presentation methods that are more appealing to consumers than our methods, which may also harm our business.

We Depend On The Expertise Of Key Personnel. If These Individuals Were To Leave, Our Business May Suffer.

We are dependent to a large degree on the services of Victor D. Alhadeff and Milton Liu. Our operations may suffer if we were to lose the services of these individuals, who could leave BRIAZZ at any time. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for experienced management personnel have greater financial and other resources than we do.

Risks Related To Our Industry

Our Operations Are Susceptible To Changes In Food And Supply Costs, Which Could Adversely Affect Our Margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our purchasing staff negotiates prices for all of our ingredients and supplies based upon current market prices with the exception of the food production contract with FFG where we pay a fee based on FFG's actual costs plus a profit factor. Various factors beyond our control, including, for example, governmental regulations, rising energy costs and adverse weather conditions, may cause our food and supply costs to increase. We cannot assure you that we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. Any failure to do so may adversely affect our operating results.

If We Face Increased Labor Costs Or Labor Shortages, Our Growth And Operating Results May Be Adversely Affected.

Labor is a primary component in the cost of operating our business. As of December 28, 2003, we employed 45 full time salaried and 282 hourly employees. We expend significant resources in recruiting and training our managers and employees. If we face increased labor costs because of increases in competition for employees, the minimum wage or employee benefits costs (including costs associated with health insurance coverage), or unionization of our employees, our operating expenses will likely increase and our growth may be adversely affected. Additionally, any increases in employee turnover rates are likely to lead to additional recruiting and training costs.

Our success depends upon our ability to attract, motivate and retain a sufficient number of qualified employees, including cafe managers, to keep pace with our growth strategy. Any inability to recruit and retain sufficient numbers of employees may delay or prevent the anticipated openings of new cafes.

Competition In Our Markets May Result In Price Reductions, Reduced Margins Or The Inability To Achieve Market Acceptance For Our Products.

The market for lunch and breakfast foods in the geographic markets where we operate is intensely competitive and constantly changing. We may be unable to compete successfully against our current and future competitors, which may result in pricing reductions that will result in reduced margins and the inability to achieve market acceptance for our products.

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

We May Be Subject To Product Liability Claims, Which May Adversely Affect Our Operations.

We may be held liable or incur costs to settle liability claims if any of the food products we, or SK Foods prepare or we sell cause injury or are found unsuitable during preparation, sale or use. While SK Foods must indemnify us for damages arising from its failure to provide us with food meeting state and federal standards, we may not receive payment pursuant to this right in a timely manner. As a result, we may be required to make substantial payments with respect to any claims well in advance of any collection we may realize from SK Foods. Although we currently maintain product liability insurance, where appropriate, we cannot assure you that this insurance is adequate, and, at any time, it is possible that such insurance coverage may cease to be available on commercially reasonable terms, or at all. A product liability claim could result in liability to us greater than our total assets or insurance coverage. Moreover, product liability claims could have an adverse impact on our business even if we have insurance coverage.

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

Inability To Obtain Regulatory Approvals, Or To Comply With Ongoing And Changing Regulatory Requirements, For Our Remaining Central Kitchen, SK Foods' or Central Kitchens Or Our Cafes Could Restrict Our Business And Operations.

Our remaining central kitchen, SK Foods' central kitchens, and our cafes are subject to various local, state and federal governmental regulations, standards and other requirements for food storage, preparation facilities, food handling procedures, other good manufacturing practices requirements and product labeling. In addition, license and permit requirements relating to health and safety, building and land use and environmental protection apply to our operations. If we, or SK Foods encounter difficulties in obtaining any necessary licenses or permits or complying with these ongoing and changing regulatory requirements:

         o existing cafes or central kitchens, whether operated by ourselves or a supplier, could be closed temporarily or permanently; or

         o        our product offerings could be limited.

The occurrence of any of these problems could harm our operating results.

Risks Relating To Our Securities

Our Directors, Executive Officers And Significant Shareholders Hold A Substantial Portion Of Our Stock, And DB, BV, Spinnaker, FFG, And Laurus Hold Substantial Rights, Which May Lead To Conflicts With Other Shareholders Over Corporate Governance.

Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. Laurus holds rights to purchase a substantial portion of our stock and debt with covenants relating to corporate governance. In addition, DB, BV, Spinnaker and Delafield hold shares of our Series F Convertible Preferred Stock that are convertible into 76,438,410 shares of our common stock and Series G Convertible Preferred Stock that are convertible into 7,090,970 shares of our common stock at an initial conversion price of $0.10 per share, and hold debt with covenants relating to corporate governance. We have also agreed to issue new and existing management shares of Series F Convertible Preferred Stock that are initially convertible into approximately 5.3 million shares of our common stock at a conversion price of $0.10 per share (shares convertible into 4.5 million common shares have been issued), and stock options that are exercisable for approximately 5.4 million shares of our common stock at an exercise price equal to fair market value on the date of grant (options for 5.4 million have been granted). Such persons, acting together, and each acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations.

As part of the transaction in which DB, BV, and Spinnaker purchased the Series F Convertible Preferred Stock, they were granted the right to select new executive officers to be appointed by the Company and DB, BV, and Spinnaker were granted the right, which has since been utilized, to designate up to five of our directors, with two directors designated by DB, two directors designated by BV and one director designated by Spinnaker. As a result, DB, BV and Spinnaker exercise substantial control over our business. We believe that these entities will continue to exert a large degree of control on the affairs of our corporation. The control exercised by DB, BV, Spinnaker and other major shareholders and debtholders may delay, deter or prevent a third party from acquiring or merging with us, which in turn could reduce the market price of our common stock.

Conversion of Our Outstanding Convertible Securities Could Substantially Dilute Common Stock Prices Because the Conversion Prices Of Those Securities and/or the Number of Shares of Common Stock Issuable Upon Conversion of Those Securities Are Below Our Current Market Price or Subject to Adjustment.

We have issued and plan to issue in the future various securities that are convertible or exercisable at prices that are lower than the current market price of our common stock or are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those securities. For example, DB, BV, Spinnaker and Delafield collectively hold shares of our Series F Convertible Preferred Stock that are initially convertible into 76,438,410 shares of our common stock and DB, and Victor D. Alhadeff hold shares of our of Series G Preferred Stock initially convertible into 12,594,460 shares of our common stock at an initial conversion price of $0.10 per share. Pursuant to the terms of our agreement with DB, BV, Spinnaker and Delafield, we have also agreed to issue new and existing management shares of Series F Convertible Preferred Stock that will be initially convertible into approximately 5.3 million shares of our common stock at an initial conversion price of $0.10 per share (shares convertible into 4.5 million common shares have been issued), and stock options that will be initially exercisable for approximately 5.4 million shares of our common stock at an exercise price equal to the fair market value at the time of grant (options for 5.4 million have been granted). As of December 28, 2003, the closing price of a share of our common stock on the OTC Bulletin Board was $0.10. If we issue any additional shares of common stock or shares convertible into shares of common stock (subject to customary exclusions) at an effective price per share that is less than the Series F and G Convertible Preferred Stock conversion price then in effect, the conversion price will be reduced on a "weighted average" basis to eliminate the dilutive effect of such issuance on the Series F and G Convertible Preferred Stock. Any adjustments to the conversion price of the Series F and G Convertible Preferred Stock are cumulative. The terms of the Series F and G Convertible Preferred Stock also permit the holders thereof to convert their shares of Series F and G Convertible Preferred Stock into shares of our common stock on a "cashless exercise" basis in the event that the fair market value of the common stock exceeds the conversion price on the date of conversion. In addition to the foregoing, we have issued a note to Laurus that is convertible into shares of our common stock at conversion prices of $0.10 or $0.30 per share, or in an event of default, at a discount to market. Depending upon the market price in effect at the time of any conversion of the note, such conversions could cause significant dilution to existing shareholders. See the risk factor, "Any Unwaived Default in the Repayment of the Convertible Note Held By Laurus Master Fund, Ltd. (Laurus) Could Have a Material Adverse Affect on Our Business, Prospects, Results of Operations or Financial Condition".

The value of our common stock could, therefore, experience substantial dilution as a result of the conversion or exercise of our outstanding derivative securities or as a result of any issuance of additional securities at prices lower than the conversion prices of such securities. Also, as a result of conversions of the principal or interest portion of our convertible note or conversion of the Series F and G Convertible Preferred Stock and any related sales of our common stock by the holders, the market price of our common stock could be depressed.

If Our Security Holders Engage in Short Sales Of Our Common Stock, Including Sales of Shares to Be Issued Upon Conversion of Debt Securities, the Price of Our Common Stock May Decline.

Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. In an event of default under the Laurus note, the decrease in market price would allow Laurus to convert its debt securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion of the Laurus note or the Series F or G Convertible Preferred Stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. The common stock could, therefore, experience a decline in value as a result of short sales of our common stock.

We are traded on the Over-the-Counter Bulletin Board And As A Result, Our Shareholders May Experience Limited

Liquidity.

Our common stock was transferred to the OTC Bulletin Board in June 2003 because we failed to meet the requirements for listing on the Nasdaq SmallCap Market. Trading on the OTC Bulletin Board is generally less robust than on the Nasdaq National or SmallCap Markets. As a result, an investor may find it more difficult to sell our common stock or to obtain accurate quotations as to the market value of our common stock.

Our Current Financial Arrangements Could Prevent Our Common Stock From Being Listed on Nasdaq or Other Principal Markets

Nasdaq and other principal markets require that, to be eligible for inclusion in the stock market, a company's common stock have a specified minimum bid price per share. Convertible debt and preferred stock financings, especially those with variable conversion prices with low or no low-price limits, characteristically exert downward pressure on the market for a company's common stock. Should we be listed again on Nasdaq or another principal market or seek listing, this pressure, if applied against the market for our common stock, may cause our common stock to be delisted on Nasdaq or other principal markets due to low stock price or rejected for initial listing.

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

Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

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

In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our preferred stock and debt financings and our stock option plan may discourage, delay or prevent a change in control which you may favor.

Item 2.  Properties.

Cafes - At December  28,  2003,  there were 40 BRIAZZ  cafes  operating  in four metropolitan areas. Of these cafes, approximately half were in amenity locations. We had eleven cafes in Seattle, thirteen cafes in San Francisco, eight cafes in Los Angeles and eight cafes in Chicago. We operate all of our cafes in leased locations under terms of operating leases, which typically cover five years some of which have options for an additional five-year term. Rents are either fixed base amounts, variable amounts determined as a percentage of sales, or a combination of base and percentage of sales. We also operate four cafes inside Borders cafes in the Chicago area pursuant to a six month Food Concession Agreement that will expire in June 2004 unless extended by mutual agreement of both parties. Pursuant to an agreement with the landlord, we intend to close 2 cafes in the Seattle market in March 2004.

Central kitchens and corporate headquarters - We currently have one central kitchen in San Francisco. Our San Francisco central kitchen occupies 7,940 square feet under a lease that terminates on July 31, 2012. We intend to phase out the San Francisco central kitchen in 2004.

Our Seattle location, including our corporate headquarters, together occupies 35,665 square feet under a lease that terminates on October 30, 2006. Following the closure of our Seattle central kitchen in February 2003, we sublet approximately 70% of this space for the remainder of the lease. We retained a portion of the warehouse space and the space occupied by the corporate headquarters.

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

Item 4.  Submission of Matters to a Vote of Security Holders.


None.

                                     PART II

Item 5: Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Price Range of Common Stock - Our Common Stock was first quoted on the Nasdaq National Market under the symbol "BRZZ" on May 2, 2001. Our Common Stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective January 27, 2003, and was transferred to the OTC Bulletin Board on June 2, 2003. The following table shows the high and low closing sale prices for our common stock as reported on the applicable Market for the periods indicated:

                                                     HIGH     LOW
                                                     ----     ---
  Year ended December 29, 2002
     First quarter................................   $1.94   $0.84
     Second quarter...............................   $1.80   $0.97
     Third quarter................................   $1.09   $0.30
     Fourth quarter...............................   $0.91   $0.25

  Year ending December 28, 2003
     First quarter................................   $0.35   $0.10
     Second quarter...............................   $0.39   $0.12
     Third quarter................................   $0.20   $0.15
     Fourth quarter...............................   $0.20   $0.10




As of March 1, 2004, there were approximately 108 holders of record of the Common Stock of BRIAZZ and 5,990,916 shares of the Common Stock outstanding.

Dividends - The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. Terms of certain of the Company's borrowing agreements restrict and/or prohibit the payment of dividends. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.

Recent Sales of Unregistered Securities - During the fourth quarter of 2003, we issued $1.0 million principal amount of Senior Notes and 1,259,446 shares of Series G Preferred Stock to DB, and Victor D. Alhadeff, the Company's founder, on December 8, 2003 for the consideration described in this report under Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The securities were issued to accredited investors in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act. The terms of the securities are more fully described elsewhere in this report.

Item 6:  Selected Financial Data.

The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, BRIAZZ's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data presented below for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 and the selected balance sheet data at December 28, 2003 and December 29, 2002 are derived from BRIAZZ's financial statements included in this Annual Report. The statement of operations data presented below for the years ended December 31, 2000 and December 26, 1999, and the selected balance sheet data at December 29, 2001, December 30, 2000 and December 26, 1999, are derived from BRIAZZ's audited financial statements that are not included in the Annual Report. Segment results for each of the past three fiscal years are provided in the financial statements included in this Annual Report.

                                                                          Fiscal Year Ended
                                               December 26,   December 31,   December 30,   December 29,   December 28,
                                                  1999           2000           2001           2002           2003
                                               -----------    -----------    -----------    -----------    -----------
                                                           (in thousands, except share and per share data)

Statement of Operations Data
Sales
Retail .....................................   $    19,428    $    23,624    $    22,737    $    22,327    $    20,839
Branded Sales ..............................         6,170         10,068          9,292          8,266          6,100
                                               -----------    -----------    -----------    -----------    -----------
Total Sales ................................        25,598         33,692         32,029         30,593         26,939
                                               -----------    -----------    -----------    -----------    -----------
Operating expenses

Cost of food and packaging .................        11,520         13,597         12,480         11,850         13,614
Occupancy expenses .........................         3,602          3,818          4,010          4,602          4,201
Labor expenses .............................         9,506         11,186         11,098         10,925          6,661
Depreciation and amortization ..............         2,628          2,657          2,686          4,352          2,561
Other operating expenses ...................         2,419          1,921          1,849          2,434          1,809
General and  administrative expenses .......         6,033          6,581          6,837          7,546          5,309
Loss (gain) in loss on
disposal of assets .........................          --             --             --            1,172           (111)
Provision for asset impairment
and store closure ..........................           779             63             26          2,256          1,169
                                               -----------    -----------    -----------    -----------    -----------
Total operating expenses ...................        36,487         39,823         38,986         45,137         35,213
                                               -----------    -----------    -----------    -----------    -----------
Loss from operations .......................       (10,889)        (6,131)        (6,957)       (14,544)        (8,274)
Other (expense) income .....................        (4,492)          (156)           155            585         (1,326)
                                               -----------    -----------    -----------    -----------    -----------
Net loss ...................................       (15,381)        (6,287)        (6,802)       (15,129)        (9,600)
Accretion of dividends, amortization of
discount and beneficial conversion feature
on preferred stock .........................         2,421          3,319          4,318           --            1,746
                                               -----------    -----------    -----------    -----------    -----------

Net loss attributable to common stockholders   $   (17,802)   $    (9,606)   $   (11,120)   $   (15,129)   $   (11,346)
                                               ===========    ===========    ===========    ===========    ===========
Basic and diluted net loss per share .......   $ (5,148.14)   $ (2,455.68)   $     (2.86)   $     (2.59)   $     (1.89)
                                               ===========    ===========    ===========    ===========    ===========
Weighted average shares used in
computing net loss per share ...............         3,458          3,912      3,889,472      5,852,362      5,987,510
                                               ===========    ===========    ===========    ===========    ===========

Other Financial Data:
Cash provided by (used in):
Operating activities .......................   $    (8,438)   $    (2,233)   $    (5,609)   $    (5,279)   $    (3,998)
Investing activities .......................        (1,591)          (772)        (3,755)        (2,263)          (198)
Financing activities .......................         9,974          1,407         15,002          1,840          4,016

Balance Sheet Data:

Cash and cash equivalents ..................   $     2,153    $       555    $     6,193    $       491    $       311
Working capital (deficit) ..................        (2,414)        (2,620)         4,066         (4,909)        (4,060)
Total assets ...............................        17,676         14,409         21,953         10,705          6,963
Current liabilities ........................         5,955          4,869          3,702          7,042          5,437
Long-term liabilities ......................           213          1,888            335            234          5,701
Mandatorily redeemable convertible
preferred stock ............................        48,025         53,609           --             --             --
Total shareholders' equity (deficit) .......   $   (36,517)   $   (45,957)   $    17,916    $     3,429    $    (4,175)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following management's discussion and analysis should be read in conjunction with "Selected Financial Data," the financial statements and accompanying notes and the other financial data included elsewhere in this Annual Report.

Overview - BRIAZZ prepares and sells high-quality, branded lunch and breakfast foods for the "on-the-go" consumer. We sell our products primarily through our company-operated cafes, through delivery of box lunches and catered platters directly to corporate customers and through selected wholesale accounts. Our core products are sandwiches, salads and soups, which are complemented by a variety of fresh baked goods, premium juices, Starbucks coffees and fresh fruit.

As of December 28, 2003, we operate a total of 40 cafes; in Seattle (11), San Francisco (13), Chicago (8) and Los Angeles (8). During the year we closed six under-performing locations, two each in San Francisco and Los Angeles, and one each in Chicago and Seattle. We have closed two cafes in the Seattle market in the first fiscal quarter of 2004 pursuant to the expiration of a license agreement. At December 29, 2002, we operated 46 cafes in the Seattle, San
Francisco, Chicago and Los Angeles metropolitan areas, a net increase of three cafes since December 30, 2001. During the fourth quarter of 2003 we began operating four cafes on a test basis inside Borders Bookstores under a Food Concession Agreement for a period of six months. This test agreement will expire June 2004 unless extended with the mutual agreement of both parties.

In December 2002, we contracted with FFG to assemble and package substantially all of our food products used at our cafe locations and in our branded sales. Pursuant to this agreement we closed our central kitchens and transferred our food production to FFG in the Chicago market in December 2002 and in the Seattle market at the end of February 2003. In Los Angeles, we closed our central kitchen in December 2002. Pursuant to an agreement with FFG, FFG subcontracted food production in the Los Angeles market to HEMA. Additionally, in January 2004 in the Seattle market, pursuant to an agreement with FFG, we discontinued purchasing our product from FFG and completed an agreement with SK Foods whereby SK Foods currently does substantially all of the food production for that market. We believe that these efforts have allowed us to reduce our overhead in our existing markets. During 2002, the Company recorded a loss on disposition relating to the Los Angeles and Chicago central kitchen closures of approximately $1.2 million, which includes the value of leasehold interests transferred to landlords and of equipment transferred to FFG. There was no significant loss recorded upon closure of the Seattle central kitchen and it is not anticipated that there will be a significant loss recorded upon closure of the San Francisco central kitchen, due to the relatively low net book value of the related assets at the closure dates.

Currently, we are supporting FFG under an informal agreement to sell, service and support Starbucks. Prior to establishing a business relationship with us, FFG was and is a supplier to Starbucks in Chicago, New York and Los Angeles. It is anticipated we will expand this arrangement to the San Francisco market in the second quarter 2004. We are currently working together to supply Starbucks branded sandwiches and salads to multiple Starbucks cafes in the Chicago, New York, and other markets. We are negotiating definitive terms and conditions with FFG and anticipate entering into a formal agreement in the second quarter of 2004.

In November 2003, we discontinued our branded sales operations in the Los Angeles market in an effort to reduce costs and improve efficiencies. The branded sales segment in the Los Angeles market was under-performing due to, among other things, the large geographic size of the market.

As a result of central kitchen and cafe closures and reductions in corporate and branded sales personnel, there was a decrease of 105 employees from the beginning of 2002, or 23%, to 345 employees at December 29, 2002, 69 full-time salaried and 276 hourly. At December 28, 2003, after the Seattle central kitchen closure, cafe changes and other corporate and branded sales personnel reductions, the number of employees had declined further to 327 employees; 45 full-time salaried and 282 hourly. This represents a decrease of 18 employees, or 5%, from the beginning of 2003. Hourly employees increased in 2003 primarily due to the opening of the Borders test cafes. These employee reductions have resulted in 2003, and will continue to result in the future, in decreases in labor expenses as compared to prior periods.

Geographic Markets - We currently operate in four markets: Seattle, San Francisco, Chicago and Los Angeles. We have presented our sales results here by geographic market to help you understand our business, although we have not operated our business in geographic segments. We have historically managed our business through four reportable segments: Retail, Branded Sales, Kitchens, and General & Administrative. Retail consists of sales generated through the Company's cafes. Branded Sales consists of two subgroups: 1) box lunch, catering and vending and 2) wholesale. Branded Sales consists of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss).

Below is a comparison of sales in each market for fiscal years 2001, 2002 and 2003. Market pre-tax profit (loss) consists of sales less expenses related to each market other than corporate general and administrative expense. Sales include sales from cafes, box lunches, catering, wholesale and other accounts. Expenses for each market consist of occupancy expense, labor expense, general and administrative expense, including general and administrative overhead specifically identified to a market, other operating expense, depreciation and amortization and provision for asset impairment and store closure. Each of these items are described in more detail in "Results of Operations." Because corporate general and administrative includes depreciation and amortization related to corporate assets, corporate general and administrative totals will differ from the General and Administrative segment financial information.

                               Geographic Markets

                                                           Fiscal Years Ended
                                                ------------------------------------------
                                                December 28,    December 29,  December 30,
                                                    2003           2002           2001
                                                ------------    ------------  ------------
                                                   (in thousands, except cafe numbers)
Seattle
   Sales:
      Retail ...............................      $  5,494       $  5,756       $  5,997
      Branded Sales ........................         2,982          4,441          5,686
                                                  --------       --------       --------
         Total sales .......................      $  8,476       $ 10,197       $ 11,683
                                                  ========       ========       ========
   Cost of food and packaging:
      Retail ...............................      $ (2,803)      $ (2,099)      $ (2,211)
      Branded Sales ........................        (1,938)        (1,917)        (2,565)
      Unallocated cost of food and packaging           (41)          (100)          (109)
                                                  --------       --------       --------
         Total cost of food and packaging ..      $ (4,782)      $ (4,116)      $ (4,885)
                                                  ========       ========       ========
   Income (loss) from operations ...........      $   (471)      $ (1,377)      $     88
                                                  ========       ========       ========
   Cafes ...................................            11             12             13
San Francisco
   Sales:
      Retail ...............................      $  7,120       $  7,581       $  8,051
      Branded Sales ........................         1,324          1,248          1,426
                                                  --------       --------       --------
         Total sales .......................      $  8,444       $  8,829       $  9,477
                                                  ========       ========       ========
   Cost of food and packaging:
      Retail ...............................      $ (2,852)      $ (2,716)      $ (2,822)
      Branded Sales ........................          (518)          (377)          (462)
      Unallocated cost of food and packaging          (268)          (177)          (165)
                                                  --------       --------       --------
         Total cost of food and packaging ..      $ (3,638)      $ (3,270)      $ (3,449)
                                                  ========       ========       ========
   Income (loss) from operations ...........      $ (1,252)      $ (3,095)      $    (11)
                                                  ========       ========       ========
   Cafes ...................................            13             15             12
Chicago
   Sales:
      Retail ...............................      $  3,948       $  4,387       $  4,812
      Branded Sales ........................           857          1,237          1,153
                                                  --------       --------       --------
         Total sales .......................      $  4,805       $  5,624       $  5,965
                                                  ========       ========       ========
   Cost of food and packaging:
      Retail ...............................      $ (1,961)      $ (1,650)      $ (1,835)
      Branded Sales ........................          (534)          (473)          (411)
      Unallocated cost of food and packaging            --            (86)           (64)
                                                  --------       --------       --------
         Total cost of food and packaging ..      $ (2,495)      $ (2,209)      $ (2,310)
                                                  ========       ========       ========
   Income (loss) from operations ...........      $ (1,102)      $ (2,005)      $   (836)
                                                  ========       ========       ========
   Cafes ...................................            12              9             10
Los Angeles
   Sales:
      Retail ...............................      $  4,277       $  4,603       $  3,877
      Branded Sales ........................           937          1,340          1,027
                                                  --------       --------       --------
         Total sales .......................      $  5,214       $  5,943       $  4,904
                                                  ========       ========       ========
   Cost of food and packaging:
      Retail ...............................      $ (2,127)      $ (1,671)      $ (1,398)
      Branded Sales ........................          (572)          (522)          (354)
      Unallocated cost of food and packaging            --            (62)           (84)
                                                  --------       --------       --------
         Total cost of food and packaging ..      $ (2,699)      $ (2,255)      $ (1,836)
                                                  ========       ========       ========
   Income (loss) from operations ...........      $   (871)      $ (1,652)      $   (652)
                                                  ========       ========       ========
   Cafes ...................................             8             10              8
All Markets
   Sales:
      Retail ...............................      $ 20,839       $ 22,327       $ 22,737
      Branded Sales ........................         6,100          8,266          9,292
                                                  --------       --------       --------
         Total sales .......................      $ 26,939       $ 30,593       $ 32,029
                                                  ========       ========       ========
   Cost of food and packaging:
      Retail ...............................      $ (9,594)      $ (8,136)      $ (8,266)
      Branded Sales ........................        (3,562)        (3,289)        (3,792)
      Unallocated cost of food and packaging          (458)          (425)          (422)
                                                  --------       --------       --------
         Total cost of food and packaging ..      $(13,614)      $(11,850)      $(12,480)
                                                  ========       ========       ========
   Income (loss) from operations ...........      $ (3,696)      $ (8,129)      $ (1,411)
    Corporate general and administrative ...        (4,578)        (6,415)        (5,546)
                                                  --------       --------       --------
    Loss from operations ...................      $ (8,274)      $(14,544)      $ (6,957)
                                                  ========       ========       ========

Results of Operations - Our fiscal year ends on the last Sunday in December and is based on a 52- or 53-week fiscal year. The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:


                                                                  Fiscal Years ended
                                                        ---------------------------------------
                                                        December 28,  December 29, December 30,
                                                            2003        2002        2001
                                                            -----       -----       -----
                                                         (As a percentage of sales, except
                                                            number of locations data)
Statement of Operations Data
Sales:
         Retail .........................................    77.4%     73.0%     71.0%
         Branded Sales ..................................    22.6%     27.0%     29.0%
                                                            -----     -----     -----
                      Total Sales .......................   100.0%    100.0%    100.0%
Operating Expenses:

         Cost of food and packaging .....................    50.5%     38.7%     39.0%
         Occupancy expenses .............................    15.6%     15.0%     12.5%
         Labor expenses .................................    24.7%     35.7%     34.6%
         Depreciation and amortization ..................     9.5%     14.2%      8.4%
         Other operating expenses .......................     6.7%      8.0%      5.8%
         General and administrative expenses ............    19.7%     24.7%     21.3%
         Loss/(gain) on disposal of assets ..............   -0.4%       3.8%      0.0%
         Provision for asset impairment and store closure     4.3%      7.4%      0.1%
                                                            -----     -----     -----
                      Total operating expenses ..........   130.7%    147.5%    121.7%
                                                            -----     -----     -----
Loss from operations ....................................   (30.7)%   (47.5)%   (21.7)%
Other (expense) income ..................................    (4.9)%    (1.9)%     0.5%
                                                            -----     -----     -----
Net loss ................................................   (35.6)%   (49.5)%   (21.2)%
                                                            =====     =====     =====

Selected Operations Data

Number of locations at period end:

         Central kitchens ...............................       1         2         4
         Cafes ..........................................      40        46        43
         Borders test cafes .............................       4         0         0


52-Week period ended December 29, 2002 compared with 52-Week period ended December 28, 2003

Sales - Total sales decreased by $3.65 million, or 11.9%, from $30.59 million to $26.94 million.

Retail sales decreased by $1.49 million, or 6.7%, from $22.33 million to $20.84 million. Same-store sales decreased by $1.78 million, or 8.4%, from $21.07 million to $19.29 million. The number of cafes at the end of the respective fifty-two week periods decreased by six, or 13.0%, from 46 to 40. The decrease in sales was primarily due to lower office occupancy rates in many of the buildings in which we are located and, to a lesser extent, due to having closed six under-performing cafes during 2003 and seven cafes since September 29, 2002, partially offset by the opening of four new test cafes in Borders stores in November of 2003.

Branded sales decreased by $2.17 million, or 26.2%, from $8.27 million to $6.10 million. This decrease was primarily due to our reorganization efforts and the focus on more profitable accounts and the discontinuation of sales to grocery customers. The wholesale and grocery subgroup of branded sales, which generally has lower margins than our other distribution channels, had provided us with an opportunity to more fully utilize the excess capacity of our since closed central kitchens. The Company has evaluated the grocery segment of our wholesale business and decided to withdraw from this distribution channel. In addition, we decided to consolidate and shrink delivery areas and thus discontinued sales to some accounts.

Operating expenses - Operating expenses consist of costs of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses decreased by $9.93 million, or 22.0%, from $45.14 million to $35.21 million. As a percentage of sales, our operating expenses decreased from 147.5% to 130.7%. The decrease in percentage of sales was primarily due to the decrease in overall operating costs from kitchen and store closures, reorganization and cost control measures and the decrease in provision for asset impairment.

Cost of food and packaging increased by $1.76 million, or 14.9%, from $11.85 million to $13.61 million and as a percentage of sales from 38.7% to 50.5%. Cost of food and packaging for retail sales increased by $1.45 million, or 17.8%, from $8.14 million to $9.59 million. Cost of food and packaging for branded sales increased by $0.27 million, from $3.29 million to $3.56 million. Cost of food and packaging increased due to our food production being outsourced. These increases were partially offset by decreases in labor, occupancy and depreciation and amortization.

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense decreased by $0.40 million, or 8.7%, from $4.60 million to $4.20 million. As a percentage of sales, occupancy expenses increased from 15.0% to 15.6%, primarily due to decreased sales offset in part by the closure of some cafes and the reduction of some base rents. Our rents are primarily fixed in nature with some rents being variable determined as a percentage of sales.

Labor expenses consist of wages and salaries paid to employees. Labor expenses decreased by $4.27 million, or 39.1%, from $10.93 million to $6.66 million. As a percentage of sales, labor expenses decreased from 35.7% to 24.7%. These decreases were primarily due to decreased labor expenses from outsourcing food production in three markets and thus eliminating central kitchen labor in those markets, and, to a lesser extent, realization of certain cost control actions and efficiencies.

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense decreased by $1.79 million, or 41.1%, from $4.35 million to $2.56 million. As a percentage of sales, depreciation and amortization decreased from 14.2% to 9.5%. These decreases were due primarily to having closed 3 central kitchens and to a lesser extent the impact of asset impairment provisions previously recorded.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses decreased by $0.62 million, or 25.5%, from $2.43 million to $1.81 million. As a percentage of sales, other operating expenses decreased from 8.0% to 6.7%. These decreases were primarily due to realization of certain cost control actions and efficiencies.

General and administrative expenses relate to the support functions performed by our corporate office, such as finance, human resources, marketing, food development and information systems. These expenses primarily consist of salaries of senior management and staff, and our corporate office lease and related office expenses. General and administrative expenses decreased by $2.24 million, or 29.7%, from $7.55 million to $5.31 million. As a percentage of sales, general and administrative expenses decreased from 24.7% to 19.7%. Primarily the decrease was due to a reduction in our corporate workforce and the reduction in corporate operating expenses.

Pursuant to a plan to close our company-owned central kitchens and outsource production of the our branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002 and the Seattle central kitchen was closed at the end of February 2003. During the 52-weeks ended December 28, 2003, we recorded a net gain on disposal of assets of $111,000 primarily relating to sales of equipment from the Seattle central kitchen, closure of one of our cafes in which we received a payment from the landlord, and adjustments to previously recorded losses on the Chicago and Los Angeles central kitchens. Additionally, the Company recorded an impairment write-down of approximately $1.17 million related to certain cafe locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment.

Other (Expense) Income - Other (expense) income includes interest and other expense and interest and other income. Other (expense) income increased by $0.74 million, or 125.4%, from ($0.59) million to ($1.33) million. As a percentage of sales, other expense increased from (1.9%) to (4.9%). These increases were due to the interest expense, including amortization of debt issue costs and discounts, from increased borrowings.

Net Loss - Net loss decreased by $5.53 million, or 36.5%, from $15.13 million to $9.60 million and as a percentage of sales, net loss decreased from 49.5% to 35.6%, primarily due to decreased costs and the decrease in provision for asset impairment. The Company recognized no tax benefit from its losses in 2002 or 2003.

Year ended December 29, 2002 Compared to Year Ended December 30, 2001

Sales - Total sales decreased by $1.4 million, or 4.5%, from $32.0 million to $30.6 million.

Retail sales decreased by $0.4 million, or 1.8%, from $22.7 million to $22.3 million. This decrease was primarily due to reduced same store sales which more than offset the sales from cafes opened in 2001 and 2002. Same-store sales decreased by $2.7 million, or 12.2%, from $21.8 million to $19.1 million. Same-store sales consist only of sales from cafes, and do not include Branded sales. The decrease in same-store sales was primarily due to the decrease in occupancy rates of many of the buildings in which we are located.

Branded sales decreased by $1.0 million, or 11.0%, from $9.3 million to $8.3 million. This decrease was primarily due to a decrease in sales to Tully's and QFC.

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

Operating expenses - Operating expenses consist of cost of food and packaging, occupancy, labor, depreciation and amortization, other operating, general and administrative, loss on disposal of assets, and provision for asset impairment and store closure. Total operating expenses increased by $6.1 million, or 15.8%, from $39.0 million to $45.1 million. As a percentage of sales, our operating expenses increased from 121.7% to 147.5%. Included in total operating expense in 2002 is $3.4 million of loss on disposal of assets and provision for asset impairment. Excluding these losses, as a percentage of sales, our operating expenses were 136.3%. The increase in operating expense as a percentage of sales was primarily due to the costs related to being a public company, occupancy expenses for new retail locations and decreased sales.

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

Occupancy expense consists of costs related to the leasing of retail space for our cafes and our central kitchens. Occupancy expense increased by $0.6 million, or 14.8%, from $4.0 million to $4.6 million. This increase was due to the opening of five additional cafes during the fiscal year 2001 and five cafes in the first half of 2002, offset by the closure of two cafes in 2002. As a percentage of sales, occupancy expense increased from 12.5% to 15.0%, primarily due to decreased sales. Our rents are fixed or variable determined as a percentage of sales, or a combination of both. We expect that occupancy expense will decrease in 2003 as our central kitchens are closed and those leases are either terminated or sublet.

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

Depreciation and amortization relates to leasehold improvements, equipment and vehicles. Depreciation and amortization expense increased by $1.7 million, or 62.0%, from $2.7 million to $4.4 million, primarily as a result of opening new cafes. Depreciation in 2002 also includes an additional $0.9 million in expense due to shortening the lives of the Seattle and San Francisco kitchens. As a percentage of sales, depreciation and amortization increased from 8.4% to 14.2%.

Other operating expenses consist of direct operating, marketing, repair and maintenance expense. Other operating expenses increased by $0.6 million, or 31.6%, from $1.8 million to $2.4 million, primarily as a result of opening new cafes. As a percentage of sales, other operating expenses increased from 5.8% to 8.0%. This increase was primarily due to decreased sales.

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

Pursuant to a plan to close its four company-owned central kitchens and outsource production of the Company's branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002. The Company recorded a loss on disposition for these facilities of approximately $1.2 million. During 2002, the Company recorded an impairment write-down of long-lived assets of approximately $2.3 million, primarily related to certain cafe locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment. We performed an impairment analysis of our cafe locations and remaining kitchens by comparing the carrying amount of the long-term assets to their associated undiscounted cash flows. Because the carrying amount exceeded the associated undiscounted cash flows we recorded an impairment charge. The impairment charge reflects the fair value of the cafes based upon discounted cash flows versus the next book value of the assets.

Other (Expense) Income - Other (expense) income includes interest and other expense and interest and other income. Other (expense) income decreased by $0.8 million from $0.2 million of income to $0.6 million of expense. This decrease was due to interest expense associated with new borrowings obtained during 2002 and lower interest income in 2002 resulting from lower cash and cash equivalents. As a percentage of sales, other (expense) income decreased from 0.5% to (1.9%).

Net Loss - Net loss increased by $8.3 million, or 122.4%, from $6.8 million to $15.1 million. This increase was primarily due to decreased sales and increased operating expenses, including increased depreciation expense, loss of disposal of assets and impairment provision. As a percentage of sales, net loss increased from 21.2% to 49.5%. The Company recognized no tax benefit from its losses in 2002 or 2001.

Liquidity And Capital Resources

Net cash used in operating activities during the fiscal years ended December 28, 2003 and December 29, 2002 was $4.0 million and $5.3 million respectively. Net cash used in operating activities in each period resulted primarily from net loss before non-cash charges and changes in working capital.

Net cash used in investing activities for the fiscal years ended December 28, 2003 and December 29, 2002 was $0.2 million and $2.3 million respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes during the 2002 period.

Net cash provided by financing activities for the fiscal years ended December 28, 2003 and December 29, 2002 was $4.0 million and $1.8 million. The financing activities during 2003 consisted primarily of cash received from the net proceeds of $7.0 million in debt financing from DB, BV, Spinnaker, and the Company's founder, which were offset by debt issue costs and repayment of other borrowings. The financing activities during 2002 consisted primarily of cash received from the net proceeds of $2.8 million in debt financing ($1.0 million from FFG, $1.2 million from Laurus, $0.5 million from bank borrowings, and $0.1 million from a revolving line of credit), which was offset by $0.4 million in repayment of notes, $0.6 million from the change in checks issued in excess of bank deposits, and $0.2 million from debt issue costs.

Net cash used in operating activities during the fiscal years ended December 29, 2002 and December 30, 2001 was $5.3 million and $5.6 million, respectively. Net cash used in operating activities in each year resulted primarily from net loss before non-cash charges.

Net cash used in investing activities for the fiscal years ended December 29, 2002 and December 30, 2001 was approximately $2.3 million and $3.8 million, respectively. Net cash used in investing activities resulted from capital additions primarily related to opening additional cafes and, in 2001, improvements to the central kitchens.

Net cash provided by financing activities for the fiscal years ended December 30, 2001 and December 29, 2002 was $15.0 million and $1.8 million, respectively. The financing activities during 2002 consisted primarily of cash received from the net proceeds of $2.8 million in debt financing ($1.0 million from FFG, $1.2 million from Laurus, $0.5 million from bank borrowings, and $0.1 million from a revolving line of credit), which was offset by $0.4 million in repayment of notes, $0.6 million from the change in checks issued in excess of bank deposits, and $0.2 million from debt issue costs. Net cash provided by financing activities for the year ended December 30, 2001 was $15.0 million resulting primarily from the issuance of capital stock, which was partially offset by financing costs, and the repayment of a line of credit of $2.0 million. In January and February 2001, net cash provided from the issuance of additional shares of Series C preferred stock was $3.0 million. In May 2001, net cash provided from our initial public offering was approximately $13.6 million.

The Company has no material contractual commitments for capital expenditures. The Company has no other material contractual commitments except for its agreements with FFG and SK Foods. The Company is subject to various legal and regulatory proceedings, audits and claims that arise in the ordinary course of business. At December 28, 2003, we had contractual cash obligations as set forth in the table below (in thousands):


                                                  Less than 1
        Contractual Obligations           Total        year     1-3 years   4-5 years
                                        -------      -------      -------      -------
Line of Credit Borrowings ........      $    --      $    --      $    --      $    --
Notes Payable ....................        7,643      $   643        7,000           --
Operating Leases .................        7,439        2,008      $ 3,583      $ 1,848
Capital Lease Obligations ........          334          139          166           29
                                        -------      -------      -------      -------
Total Contractual Cash Obligations      $15,416      $ 2,790      $10,749      $ 1,877
                                        =======      =======      =======      =======


Since inception we have financed our operations primarily through the issuance of capital stock and debt. In the near term, operating losses are expected to continue despite actions taken to reduce negative cash flow from operations. Actions taken to reduce negative cash flow from operations, including improving operational efficiencies, cost controls and cutbacks, workforce reductions and closing of certain under-performing cafes, continued during 2003.

In March 2003, certain terms of the note with Laurus were amended to, among other things, change the fixed conversion price to $0.10 per share. The amendment to the note suspended our obligation to make monthly payments of principal until the first business day of the month following the earlier of June 30, 2003 or the closing on an investment by DB or any of its affiliates, suspended the right of Laurus to demand conversion under the note until the earlier of June 30, 2003 or the closing on an investment by DB or any of its affiliates which occurred on August 1, 2003, and restructured the repayment schedule. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by DB. In July 2003, the terms of the note were further amended to provide that, among other things, upon completion of the financing with DB, we would make a $300,000 principal payment, and pay the remaining principal amount and accrued interest, plus a $75,000 fee, in 12 equal installments beginning in September 2003, and to revise conversion terms. On October 1, 2003, the Company was in arrears on its interest and principal payments to Laurus. Subsequently, in October 2003 the Company received a waiver from Laurus in which Laurus agreed to waive any defaults resulting from the late payment of the monthly amount due October 1, 2003. In addition, Laurus agreed to postpone all payments that would have become due and payable under the note between October 1, 2003 and November 15, 2003 to November 16, 2003 and waived any defaults and penalties resulting from such postponement of payments. The current principal balance of this note is approximately $574,400, the amount currently due in fees is approximately $68,750 and the past due interest as of December 28, 2003 is approximately $92,000. We have not made any payments due under the note since October 24, 2003 and as a result we are currently in default under the note with Laurus. Laurus may accelerate the payment due under the note or take other action to enforce their rights with respect to the amounts due. Such actions could include foreclosure on our assets or causing the Company to enter in to involuntarily reorganization. In some circumstances, the note is convertible into shares of our common stock. The conversion price is $0.10 per share for the first $350,700 converted into shares and $0.30 per share for any additional amounts converted.

In September 2002, we entered into a $500,000 note payable borrowing from U.S. Bank. The note was secured by a certificate of deposit owned by the Company's founder. The note was initially due June 30, 2003, which was extended to June 30, 2004. In December 2003, the note was paid by the Company's founder, and in connection therewith, the Company issued a $500,000 note payable to the Company's founder and 630,000 shares of Series G Preferred Stock.

In March 2003, we completed the offer and sale of $2.0 million in secured promissory notes, Series D Preferred Stock and warrants to purchase common stock to BV pursuant to which we issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to FFG and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. BV is controlled by a principal executive officer of FFG.

Proceeds from the offering were used for working capital. We also issued a five-year warrant exercisable for 1,193,546 shares of our common stock at a price per share of $0.50, and 100 shares of Series D Preferred Stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company agreed to cause up to one person designated by FFG to be appointed to the Company's Board of Directors, subject to increase upon receiving shareholder approval. We agreed that, if we received shareholder approval, we would cause up to five persons designated by BV to be appointed to our Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which our common stock is listed. The promissory note was secured by all of our assets and bore interest at 10% per year. Interest was payable monthly in arrears, in cash. The note was to mature, and all principal and accrued and unpaid interest was to become due, on March 6, 2004. The terms of the notes included certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants, including minimum future EBITDA and maximum accounts payable.

In April 2003, the Company completed the offer and sale of $550,000 in secured promissory notes, Series E Preferred Stock and warrants to Spinnaker. In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company's common stock at a price per share of $0.50, and 25 shares of Series E Preferred Stock. The terms of the note, warrant and Series E Preferred Stock were substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV in March 2003. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company's Board of Directors. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, L.L.C. In connection with the financing, Spinnaker, Laurus, BV and FFG, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company's assets would rank equally in priority.

In July 2003, the Company's shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company's common stock and the warrants issued to BV and Spinnaker were terminated.

In August 2003, the Company issued $6.0 million of senior secured non-convertible promissory notes ("Senior Notes") to DB ($3.4 million), BV ($2.0 million), Spinnaker ($0.5 million), and Delafield ($0.1 million). The Senior Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company's assets pursuant to an inter-creditor agreement among the note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. The Company issued to the Investors and Delafield an aggregate of 7,643,841 shares of Series F Preferred Stock that are initially convertible into 76,438,410 shares of common stock at an initial conversion price $0.10 per share of common stock. In the event that the fair market price of the common stock exceeds the conversion price, the Series F Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series F Preferred Stock and the right to name new executive officers to be appointed by the Company, and the right to designate up to five of the Company's directors to DB (2), BV (2) and Spinnaker
(1).

The Company recorded a debt discount of approximately $1.5 million relating to the issuance of the Series F Preferred Stock. The market price of the Company's common stock exceeded the conversion price of the Series F Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 00- 27 "Application of Issue 98-5 to Certain Convertible Instruments" upon issuance of the Series F Preferred Stock at its estimated fair value of $1.5 million. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

The securities  issued to DB, BV, and Spinnaker were issued in  consideration of
(i) $3.4 million of cash from DB, (ii) cancellation of the Series D Preferred Stock and $2 million of the note held by BV, and (iii) cancellation of the Series E Preferred Stock and $0.55 million of the note held by Spinnaker, respectively. The Company issued the securities to Delafield, made a cash payment to Delafield of $100,000 at closing, and in October paid Delafield an additional $100,000 in full satisfaction of a change of control fee previously owed by the Company to Delafield. The Company used a portion of the $3.4 million of new funds raised, to repay certain existing indebtedness, including $300,000 of the amounts due to Laurus pursuant to its 14% convertible note, the aforementioned payments of $200,000 to Delafield, $530,000 of professional fees, including fees related to this transaction, and payment of $1.0 million owed to FFG pursuant to the food production agreement.

In addition, in connection with the financing transaction, the Company's articles of incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock, and the Company agreed to issue to certain new and existing members of the Company management shares of Series F Preferred Stock convertible into approximately 5.3 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock. In November 2003, 4.5 million shares of Series F Preferred Stock were approved for issuance to members of Company management.

In November 2003, the Company entered into a Food Service Concession Agreement ("Borders Agreement") with Borders, Inc. to manage and operate the cafe portion of eight cafes on a test basis for a period of six months after the last test store is opened. We will retain all receipts generated from these cafes and be responsible for substantially all of the costs resulting from the operations of these cafes. In exchange, the Company will pay Borders an amount equal to $60,000 for each cafe opened, or a total amount of $480,000, for improvements made to the cafes. In addition, we will pay a base rent of $8,073 per month for each store operated. To date, the Company has opened four test cafes in the Chicago market and has no plans to open additional cafes prior to the end of the test period. We have paid Borders $240,000 for improvements to these cafes as provided for in the agreement.

To date, we have only opened 4 of the 8 stores provided for in the test agreement. In January, 2004, we have agreed with Borders to limit the test to only these stores. Borders has incurred costs associated with the anticipated opening of the four remaining stores provided for in the agreement. It is anticipated that the Company will be required to reimburse Borders for some or all of these costs in the first half of 2004. It is estimated that this reimbursement may be between $50,000 and $125,000.

In December 2003, the Company issued $1 million of Senior Notes to DB ($0.5 million), and the Company's founder ($0.5 million). The Company issued an aggregate of 1,259,446 shares of Series G Preferred Stock that are initially convertible into 12,594,460 shares of common stock at an initial conversion price $0.10 per share of common stock. In addition, the Senior Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company's assets pursuant to an inter-creditor agreement among note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series G Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. In the event that the fair market price of the common stock exceeds the conversion price, the Series G Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series G Preferred Stock. The securities issued to DB and the Company's founder were issued in consideration of (i) $500,000 of cash from DB and (ii) $500,000 repayment by the Company's founder of amounts owed by the Company pursuant to its note payable to US Bank.

The Company recorded a debt discount of approximately $246,000 relating to the issuance of the Series G Preferred Stock. The market price of the Company's common stock exceeded the conversion price of the Series G Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 00- 27 "Application of Issue 98-5 to Certain Convertible Instruments" upon issuance of the Series G Preferred Stock at its estimated fair value of $246,000. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

Subsequently, in March 2004 the Company received a waiver from DB, BV, FFG, Spinnaker, Delafield, and Victor D. Alhadeff in which they agreed to waive any defaults with respect to non-payment of interest until June 30, 2004 and agreed to delay payment of any and all accrued but unpaid interest to July 5, 2004, and waived any defaults and penalties resulting from the postponement of payments.

On January 15, 2004, Briazz, Inc. entered into an Amended and Restated Securities Purchase Agreement (the "Securities Purchase Agreement") with DB Advisors, LLC, Flying Food Group, LLC, Dorsey & Whitney, LLP, and Victor
Alhadeff, the Company's Chairman, (collectively, the "Investors") for a financing totaling $1.73 million, which includes $1.1 million of cash and $0.63 million conversion of accounts payable. Pursuant to the Securities Purchase Agreement, the Company has agreed to sell a senior secured non-convertible two year notes in the amount of $365,000 and 467,464 shares of Series G convertible preferred stock to DB Advisors, LLC for cash proceeds of approximately $365,000. Additionally the Company's Chairman Victor Alhadeff purchased a $235,000 senior secured non-convertible two year note and 301,088 shares of Series G convertible preferred stock for cash proceeds of approximately $235,000. In this same offering, Dorsey & Whitney LLP, the Company's legal counsel agreed to convert $130,000 of its accounts receivable for legal services to a $130,000 senior secured non-convertible two year note and 23,964 shares of Series G convertible preferred stock. These notes have a maturity date of January 15, 2006. Pursuant to the same Securities Purchase Agreement, the Company sold to Flying Food Group, LLC and DB Advisors, LLC each a $500,000 senior secured non-convertible note that matures on March 31, 2004 unless extended by either party at their option and 612 shares of Series G convertible preferred stock. Either party, upon mutual agreement with the Company, has the right to extend the maturity of such parties note to January 15, 2006. If and when either of these notes is extended the Company will issue an additional 640,000 shares of Series G convertible preferred stock for each note converted. All notes discussed above will bear interest at one month LIBOR rate plus 1%, and are secured by a security interest in the Company's assets. The Series G convertible preferred stock is convertible into shares of common stock at an exercise price of $0.10 per common share.

The Company has incurred substantial operating losses and negative cash flows from operations since inception, had an accumulated deficit of $81.5 million and a working capital deficit of $4.1 million at December 28, 2003, and is in default on its current and long term note payable. We have received waivers from all of our note holders with the exception of Laurus. As disclosed in the report of independent accountants on our annual financial statements included in this annual report, these matters raise substantial doubt about the Company's ability to continue as a going concern. We have financed our operations principally through the net proceeds from debt and equity offerings. Our ability to continue as a going concern is dependent upon numerous factors, including our ability to obtain additional financing, our ability to increase our level of future revenues and our ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

At December 28, 2003, the Company had cash and cash equivalents of approximately $0.3 million. We have used a combination of cash and cash equivalents, operating revenues and proceeds of additional financing to meet our immediate cash needs; however, additional cash will be needed by the end of the first quarter of 2004 in order to continue operating. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of our suppliers and on some of the our leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. In addition to the $1.73 million raised in the first quarter of 2004, we will need to raise additional cash to finance our operations, respond to competitive pressures and repay borrowings when they become due. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. There can be no assurance that we will be able to obtain additional financing at terms favorable to us, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on acceptable terms, we may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, we may be required to discontinue our operations.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002, with early application permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not guaranteed indebtedness of others. The adoption of FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have significant impact on the Company's results of operations, financial position, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The FASB has published a revision to interpretation 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt some entities from its requirements. The adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not own any derivative instruments and is not engaged in hedging activities. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations, financial position or cash flows.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For further disclosure on the application of these and other accounting policies, see Note 1 in the Notes to Financial Statements included in this annual report. Our preparation of this annual report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services provided; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services provided and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Valuation of Long-Lived Assets - We periodically review the carrying value of our long-lived assets for possible impairment. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their estimated fair value. Our estimates of fair value represent our best estimate based on either discounted cash flows or appraised values, depending on the nature of the asset.

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

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, energy costs and other factors that are outside our control. We believe that substantially all of our food and supplies are available from numerous sources, which helps to control food commodity risk;
however we are reliant upon our central kitchen producers to control food commodity risk for those products we purchase from them. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed in response to a food product price increase.

Item 8.  Financial Statements and Supplementary Data.

                                  BRIAZZ, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                    ------
Report of Independent Accountants                                     36
Balance Sheets as of December 28, 2003 and December 29, 2002          38
Statements of Operations for the years ended December 28, 2003,
      December 29, 2002 and December 30, 2001                         39
Statement of Stockholders' Equity (Deficit) for the years ended
      December 28, 2003, December 29, 2002 and December 30, 2001      40
Statements of Cash Flows for the years ended December 28, 2003,
      December 29, 2002 and December 30, 2001                         41
Notes to Financial Statements                                         42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
BRIAZZ, Inc.

We have audited the accompanying balance sheet of BRIAZZ, Inc as of December 28, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRIAZZ, Inc. as of December 28, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GRANT THORNTON LLP

Seattle, Washington
March 5, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BRIAZZ, Inc.:

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BRIAZZ, Inc. at December 29, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2003

                                  BRIAZZ, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                              December 28,   December 29,
                                                                                 2003           2002
                                                                               --------       --------

Assets

Current assets
    Cash and cash equivalents ...........................................      $    311       $    491
    Accounts receivable, net of allowance of $38 (2003) and $136 (2002) .           211            428
    Inventory ...........................................................           294            409
    Prepaid expenses ....................................................           468            611
    Other current assets ................................................            49            154
    Current portion of restricted certificates of deposit ...............            44             40
                                                                               --------       --------
                Total current assets ....................................         1,377          2,133
Property and equipment, net .............................................         4,476          7,897
Restricted certificates of deposit, net of current portion ..............           423            423
Deferred debt issue cost, deposits and other assets .....................           687            252
                                                                               --------       --------
                Total assets ............................................      $  6,963       $ 10,705
                                                                               ========       ========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
    Line of credit borrowings ...........................................      $     --       $    129
    Accounts payable ....................................................         1,761          2,537
    Due to realted party ................................................           999            200
    Accrued compensation ................................................           337            758
    Accrued rents .......................................................           648            515
    Accrued interest ....................................................           258             --
    Accrued taxes and other liabilities .................................           691            379
    Notes payable .......................................................           643          1,390
    Demand notes payable to related party ...............................            --          1,025
    Current portion of capital lease obligations ........................           100            109
                                                                               --------       --------
                Total current liabilities ...............................         5,437          7,042
Notes payable to related parties ........................................         5,563             --
Capital lease obligations, net of current portion .......................           138            234
                                                                               --------       --------
                Total liabilities .......................................        11,138          7,276
                                                                               --------       --------

Stockholders' equity (deficit)

    Series F Convertible Preferred Stock, no par value; 10,000,000 shares
     authorized, 8,093,841 (2003) shares issued and outstanding .........         2,911             --
    Series G Convertible Preferred Stock, no par value; 3,600,000 shares
     authorized, 1,259,446 (2003) shares issued and outstanding .........           509             --
    Common stock and additional paid-in capital, no par value; 250,000,000 shares authorized; 5,990,916 (2003), and 5,880,173 (2002)
     shares issued and  outstanding .....................................        74,103         73,819
    Deferred stock-based compensation ...................................          (116)          (203)
    Accumulated deficit .................................................       (81,582)
                                                                               --------       --------
    Total stockholders' equity (deficit) ................................        (4,175)         3,429
                                                                               --------       --------

    Total liabilities and stockholders' equity (deficit) ................      $  6,963       $ 10,705
                                                                               ========       ========


   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.

                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                Fiscal Years ended
                                                                 -----------------------------------------------
                                                                  December 28,     December 29,      December 30,
                                                                     2003             2002             2001
                                                                 -----------       -----------       -----------
Sales
      Retail ..............................................      $    20,839       $    22,327       $    22,737
      Branded sales .......................................            6,100             8,266             9,292
                                                                 -----------       -----------       -----------
           Total sales ....................................           26,939            30,593            32,029
                                                                 -----------       -----------       -----------
Operating expenses

      Cost of food and packaging ..........................           13,614            11,850            12,480
      Occupancy expenses ..................................            4,201             4,602             4,010
      Labor expenses ......................................            6,661            10,925            11,098
      Depreciation and amortization .......................            2,561             4,352             2,686
      Other operating expenses ............................            1,809             2,434             1,849
      General and administrative expenses .................            5,309             7,546             6,837
      Loss (gain) on disposal of assets ...................             (111)            1,172                --
      Provision for asset impairment and store closure ....            1,169             2,256                26
                                                                 -----------       -----------       -----------
           Total operating expenses .......................           35,213            45,137            38,986
                                                                 -----------       -----------       -----------
Loss from operations ......................................           (8,274)          (14,544)           (6,957)
                                                                 -----------       -----------       -----------

Other (expense) income

      Interest expense ....................................           (1,335)             (637)             (125)
      Interest and other income ...........................                9                52               280
                                                                 -----------       -----------       -----------
                                                                      (1,326)             (585)              155
                                                                 -----------       -----------       -----------
Net loss ..................................................           (9,600)          (15,129)           (6,802)
Accretion of dividends/amortization of discount and
 beneficial conversion feature on preferred stock .........            1,746                --             4,318
                                                                 -----------       -----------       -----------

Net loss attributable to common stockholders ..............      $   (11,346)      $   (15,129)      $   (11,120)
                                                                 ===========       ===========       ===========

Basic and diluted net loss per share ......................      $     (1.89)      $     (2.59)      $     (2.86)
                                                                 ===========       ===========       ===========
Weighted-average shares used in computing basic and diluted
    net loss per share ....................................        5,987,510         5,852,362         3,889,472
                                                                 ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                         COMMON STOCK AND
                                                   SERIES F AND G           ADDITIONAL         DEFERRED
                                                  PREFERRED STOCK        PAID-IN CAPITAL      STOCK-BASED  ACCUMULATED
                                                 -------------------    --------------------  COMPENSATION    DEFICIT       TOTAL
                                                  SHARES      AMOUNT     SHARES      AMOUNT       AMOUNT       AMOUNT       AMOUNT
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2000 ....................     --    $     --           1    $  2,076     $ (1,060)    $(46,973)    $(45,957)
Issuance of common stock, net of issuance cost ..     --          --       2,000      13,583           --           --       13,583
Accretion of mandatorily redeemable .............     --
 preferred stock ................................     --          --          --          --           --       (1,283)      (1,283)
Conversion of preferred stock to common stock ...  3,816      58,081          --          --       58,081
Beneficial conversion feature on preferred stock      --       3,034          --          --        3,034
Amortization of discount on preferred stock .....     --          --          --      (3,034)          --           --       (3,034)
Common stock issued upon exercise of stock
 options ........................................     --          --           4           6           --           --            6
Common stock issued upon exercise of stock
 warrants .......................................     --          --           4          --           --           --           --
Deferred compensation related to the grant of
 stock options ..................................     --          --          --         209         (209)          --           --
Amortization of deferred compensation ...........     --          --          --          --          288           --          288
Net loss ........................................     --          --          --          --           --       (6,802)      (6,802)
                                                 ----------------------------------------------------------------------------------
Balance at December 30, 2001 ....................     --          --       5,825      73,955         (981)     (55,058)      17,916
Amortization of deferred compensation ...........     --          --          --          --          356           --          356
Reversal of deferred compensation for options
 forfeited ......................................     --          --          --        (422)         422           --           --
Employee stock purchase plan ....................     --          --          45          38           --           --           38
Issuance of stock warrants ......................     --          --          --         132           --           --          132
Beneficial conversion feature on convertible debt     --          --          --         113           --           --          113
Issuance of shares for convertible debt .........     --          --          10           3           --           --            3
Net loss ........................................     --          --          --          --           --      (15,129)     (15,129)
                                                 ----------------------------------------------------------------------------------
Balance at December 29, 2002 ....................     --          --       5,880      73,819         (203)     (70,187)       3,429
Issuance of shares for convertible debt .........     --          --          40           8           --           --            8
Issuances of stock warrants and modifications of
 stock warrants and convertible notes to reduce
 exercise and conversion price ..................     --          --          --         145           --           --          145
Deferred compensation related to grant of stock
 options ........................................     --          --          --         114         (114)          --           --
Amortization of deferred compensation ...........     --          --          --          --          201           --          201
Employee stock purchase plan ....................     --          --          71          17           --           --           17
Issuance of preferred stock, net of issue costs .  9,353       1,625          --          --           --           --        1,625
Beneficial conversion feature on preferred stock      --       1,795          --          --           --       (1,795)          --
Net loss ........................................     --          --          --          --           --       (9,600)      (9,600)
                                                 ----------------------------------------------------------------------------------
Balance at December 28, 2003 ....................  9,353    $  3,420       5,991    $ 74,103     $   (116)    $(81,582)    $ (4,175)
                                                 ==================================================================================


    The accompanying notes are an integral part of this financial statement.

                                  BRIAZZ, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  December 28,      December 29,     December 30,
                                                                                     2003              2002               2001
                                                                                   --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................         $ (9,600)         $(15,129)         $ (6,802)
Adjustments to reconcile net loss to net cash used in operating activities
  Deferred compensation expense ..........................................              201               356               288
  Depreciation and amortization ..........................................            2,561             4,352             2,686
  Loss (gain) on disposal of assets ......................................             (111)            1,172                --
  Provision for asset impairment and store closure .......................            1,169             2,256                26
  Non-cash interest expense ..............................................            1,174               304                --
  Changes in operating assets and liabilities:
   Accounts receivable ...................................................              217                44                75
   Inventory .............................................................              115                98                 1
   Prepaid expenses and other current  assets ............................              254              (318)               43
   Accounts payable including amounts due to related party ...............               23             1,460            (1,880)
   Accrued compensation ..................................................             (421)             (238)               92
   Accrued and other liabilities .........................................              445               402              (161)
   Other .................................................................               --               (38)               23
                                                                                   --------          --------          --------
    Net cash used in operating activities ................................           (3,973)           (5,279)           (5,609)
                                                                                   --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment .....................................             (331)           (2,322)           (3,755)
 Other ...................................................................              133                59                --
                                                                                                                       --------
   Net cash used in investing activities .................................             (198)           (2,263)           (3,755)
                                                                                   --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from sale of preferred stock, net of issuance costs ............               --                --             3,034
 Proceeds from sale of common stock, net of issuance costs ...............               --                --            13,583
 Proceeds from (repayment of) line-of-credit borrowings ..................             (129)              129            (2,000)
 Proceeds from notes payable and warrants, net of issuance costs .........            6,103             2,574                --
 Payments for debt transaction costs .....................................           (1,015)               --                --
 Proceeds from exercise of stock options .................................               --                --                 6
 Employee stock purchase plan ............................................               17                38                --
 (Increase) decrease in restricted certificate of deposit ................               (4)              139              (126)
 Change in checks in excess of bank deposits .............................               --              (597)              754
 Repayment of capital lease obligation ...................................             (105)              (93)              (95)
 Repayment of notes payable ..............................................             (876)             (350)             (154)
                                                                                   --------          --------          --------
   Net cash provided by financing activities .............................            3,991             1,840            15,002
                                                                                   --------          --------          --------
Net (decrease) increase in cash and cash  equivalents ....................             (180)           (5,702)            5,638
Cash and cash equivalents
  Beginning of period ....................................................              491             6,193               555
                                                                                   --------          --------          --------
  End of period ..........................................................         $    311          $     91          $  6,193
                                                                                   ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest .................................................         $     84          $     05          $    114
                                                                                   ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING  AND FINANCING ACTIVITIES

Conversion of mandatorily redeemable preferred stock to common stock .....         $     --          $     --          $ 58,081
                                                                                   ========          ========          ========
Additions to property and equipment  financed with capital
 lease obligations .......................................................         $     --          $     --          $    530
                                                                                   ========          ========          ========
Debt converted to common stock ...........................................         $      8                --                --
                                                                                   ========          ========          ========
Accretion of dividends, amortization  of discount and
 beneficial conversion feature on preferred stock ........................          $ 1,625          $     --             4,318
                                                                                   ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

                                  BRIAZZ, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of operations and significant accounting policies

Operations - BRIAZZ, INC. ("BRIAZZ" or the "Company") sells branded lunch and breakfast foods through multiple points of distribution in urban and suburban locations. The Company commenced operations in 1995 in Seattle and opened new markets in San Francisco in 1996, Chicago in 1997 and Los Angeles in 1998. The Company's business strategy is to solidify its current markets and as funding becomes available, build BRIAZZ into a national brand by expanding in major metropolitan areas across the United States. The Company's retail distribution network includes BRIAZZ cafes, as well as box lunch and catered platter delivery. The Company also distributes its products through select wholesale accounts. Each market obtains products from a central kitchen; which prepares meals daily. Until December 2002 the Company operated a central kitchen in each market. The Company's Chicago and Los Angeles central kitchens were closed in late 2002 and the Seattle central kitchen was closed in February 2003. It is expected the San Francisco central kitchen will also close. Upon closure of the central kitchens, the Company has contracted for the production of its products. The Company is currently in process of moving substantially all of the production of its products into its cafes and expects to complete this process in the first quarter of 2004.

Fiscal Years - The Company's fiscal year ends on the last Sunday of December, and consists of 52-or 53-weeks. There were fifty-two weeks in 2003, 2002 and 2001.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Restricted cash balances are not included as a component of cash and cash equivalents.

Concentration of credit risk - Cash, cash equivalents and restricted cash are invested in deposits with financial institutions that may, at times, exceed federally insured limits. The Company has been dependent on a small number of suppliers and distributors for the Company's products, including suppliers of meat, produce, breads and soups. Additionally, the Company has been dependent on a related-party supplier for substantially all of its products in each of the markets where the Company's central kitchen has been closed. During the year ended December 28, 2003, this supplier provided approximately 61% of our cost of food and packaging.

Fair value of financial instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, restricted certificates of deposit, accounts payable and accrued liabilities approximate fair value because of their immediate or short-term nature. The fair value of long-term borrowings is not considered to be significantly different than its carrying amount because the stated rates for substantially all such debt reflects current market rates and conditions.

Inventory - Inventory, which consists primarily of food and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Accounts receivable - The majority of the Company's accounts receivable are due from wholesale accounts. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 15 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Property and equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of property and equipment, gains or losses are reflected in the statement of operations. Depreciation is computed using the straight-line method over five to seven years for furniture, fixtures, equipment and vehicles, and over three years for computer software and hardware. Leasehold improvements are amortized over the shorter of the lease term or 10 years. Depreciable lives for specific assets are adjusted if actual lives are determined to be shorter.

Impairment of long-lived assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated discounted future net cash flows at the lowest level for which there are identifiable cash flows, which is at the store, to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based on undiscounted anticipated future cash flows or appraised values, depending on the nature of the asset.

Accounts payable - The Company's banking system provides for the daily replenishment of disbursement bank accounts as checks are presented. Included in accounts payable at December 28, 2003 and December 29, 2002 is $0 and $157,000 respectively, representing the excess of outstanding checks over cash on deposit at the bank on which the checks were drawn.

Income taxes - Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of the product for box lunch, catering and wholesale sales.

Pre-operating costs - Costs associated with opening new locations are expensed as incurred.

Financing costs - Direct costs associated with obtaining equity financing are recorded as a reduction of proceeds. Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term.

Advertising and promotion - Advertising and promotion costs are expensed as incurred. Approximately $1.0 million, $1.2 million and $480,000 were expensed in fiscal 2003, 2002 and 2001, respectively.

Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS No. 123"), "Accounting for
Stock-Based   Compensation,"  as  amended  by  SFAS  No.  148,  "Accounting  for
Stock-Based Compensation Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market value of the Company's stock and the exercise price of the option. Unearned compensation is amortized on a straight-line basis over the vesting period of the individual options. Certain options owned by employees contain provisions which result in the application of variable plan accounting in accordance with the provisions of FASB Interpretation No. 44 ("FIN No. 44"). For those options, compensation expense is adjusted quarterly as the market price of the Company's common stock changes when prices are in excess of the exercise price.

Because the determination of the fair value of the Company's options is based on assumptions such as interest rates, volatility, life, dividend yield, additional options granted will likely be made in future periods, and due to the full acceleration of vested and outstanding options in 2003, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. Had the Company applied the provisions of SFAS No. 123 to all stock option grants, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands except share data):

                                                                                      Fiscal Years ended
                                                                        -----------------------------------------------
                                                                        December 28,      December 29,       December 30,
                                                                           2003               2002              2001
                                                                        ---------          ---------          ---------
Net loss attributable to common stockholders, as reported .....         $(11,346)         $(15,129)         $(11,120)
Add:

     Total compensation cost included in net loss .............              218               356               288
Deduct:

     Total stock-based employee compensation expense determined
         under fair value based method for all awards .........             (278)             (700)             (705)
                                                                        --------          --------          --------
Proforma Net Loss .............................................         $(11,406)         $(15,473)         $(11,537)
                                                                        --------          --------          --------
Loss per share:

     Basic and diluted - as reported ..........................         $  (1.89)         $  (2.59)         $  (2.86)
                                                                        ========          ========          ========
     Basic and diluted - pro forma ............................         $  (1.90)         $  (2.64)         $  (2.97)
                                                                        ========          ========          ========



The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest. At each reporting date, the Company revalues the compensation. As a result, stock-based compensation expense related to unvested equity instruments issued to non-employees fluctuates as the fair value of the Company's common stock fluctuates.

Stock warrants - Stock warrants issued together with debt securities are recorded as original issue discount and additional paid-in capital based on the quoted market value at the date of issuance. The original issue discount is reported as a reduction of the related debt on the balance sheet and is amortized utilizing the effective interest method over the debt term. Series F and G preferred stock have rights similar to that of stock warrants and, accordingly, are accounted for in a similar manner.

Net loss per share - The computation of basic and diluted net loss per share is based on the weighted-average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the year ended December (in thousands, except per share data):

                                                                        Fiscal Years ended
                                                         -----------------------------------------------
                                                         December 28,      December 29,       December 30,
                                                            2003               2002               2001
                                                         ---------          ---------          ---------
Net loss attributable to common stockholders ...         $ (11,346)         $ (15,129)         $ (11,120)
                                                         =========          =========          =========
Weighted-average shares used in computing basic
         and diluted net loss per share ........             5,987              5,852              3,889
                                                         =========          =========          =========
Basic and diluted net loss per share ...........         $   (1.89)         $   (2.59)         $   (2.86)
                                                         =========          =========          =========
Shares excluded from loss per share computation:

     Options to purchase common stock ..........             6,524              1,050                908
     Convertible preferred stock ...............            93,533                 --                 --
     Convertible debt ..........................             1,113              1,869                 --
     Warrants to purchase common stock .........               400              1,330                931
                                                         ---------          ---------          ---------
             Total shares excluded .............           101,570              4,249              1,839
                                                         =========          =========          =========


Recent  accounting  pronouncements  - In July  2001,  the  Financial  Accounting
Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a significant effect on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No 146 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Guarantees of Indebtedness of Others - an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. The Company has not guaranteed indebtedness of others. The adoption of FIN 45 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. The transition provisions and annual statement disclosure requirements of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations, financial position, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The FASB has published a revision to interpretation 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt some entities from its requirements. The adoption of FIN 46 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not own any derivative instruments and is not engaged in hedging activities. The adoption of SFAS No. 149 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2.   Financial condition and basis of presentation

The Company has incurred substantial operating losses and negative cash flows from operations since inception and had an accumulated deficit of $81.6 million and a working capital deficit of $4.1 million at December 28, 2003 and is in default on its current and long term notes payable. The Company has received waives from all of its note holders with the exception of Laurus. The Company must raise additional cash to continue to fund its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has financed its operations principally through the net proceeds from debt and equity offerings. The Company's ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues or its ability to reduce operating expenses. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

While the Company has raised $1.1 million additional cash subsequent to December 28, 2003 from the sale of its debt and equity securities, it is in need of raising additional cash by the end of the first quarter of 2004. At December 28, 2003, the Company had cash and cash equivalents of approximately $0.3 million. The Company has used a combination of cash and cash equivalents, operating revenues and proceeds of borrowings to meet its immediate cash needs. The Company is attempting to conserve cash by reducing expenses and by delaying or deferring payments to some of the Company's suppliers and on some of the Company's leases. Poor financial results, inability to comply with the terms of borrowings, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than expected. The Company will need to raise additional cash to finance its operations, as well as to enhance operations, fund any expansion, respond to competitive pressures and repay borrowings when they become due. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing shareholders would be reduced, and these securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that the Company will be able to obtain additional financing at terms favorable to the Company, or at all, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements within the required timeframe on acceptable terms, the Company may be forced to curtail operations, dispose of assets, or seek extended payment terms. Such events would materially and adversely affect the Company's financial position and results of operations. In the event that such steps are not sufficient, or that Company directors and management believe that such actions will not be sufficient, the Company may be required to discontinue its operations.

Note 3.  Property and equipment

Property and equipment consist of the following (in thousands):

                                                December 28,      December 29,
                                                    2003              2002
                                                  --------          --------
Leasehold improvements ..................         $  9,202          $  9,953
Furniture, fixtures, and equipment ......            9,940            10,810
Vehicles ................................            1,698             1,885
                                                  --------          --------
     Total property and equipment .......           20,840            22,648
Accumulated depreciation and amortization          (16,364)          (14,751)
                                                  --------          --------
Property and equipment, net .............         $  4,476          $  7,897
                                                  ========          ========


Substantially all of the Company's assets have been pledged as collateral pursuant to terms of the Company's borrowing agreements.

Pursuant to a plan to close its four company owned central kitchens and outsource production of the Company's branded food products, the Los Angeles and Chicago central kitchens were closed in late 2002. The Company recorded a loss on disposition of these facilities of approximately $1.2 million. During 2003, the Company recorded an impairment write-down of long-lived assets of approximately $1.2 million primarily related to certain cafe locations. These write-downs consisted primarily of leasehold improvements and, to a lesser extent, equipment. As a result of shortening the estimated remaining lives of central kitchens, the Company recorded additional depreciation expense of approximately $0.9 million in 2002.

Note 4.   Notes payable to Laurus

In June 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus") in connection with the issuance of a $1.25 million 14% convertible note (the "14% convertible note") to Laurus and a warrant to purchase 250,000 shares of common stock at exercise prices ranging from $1.43 to $1.95. The 14% convertible note is collateralized by all of the Company's assets and was initially convertible into 1,041,667 shares of common stock. In December 2002, certain terms of the 14% convertible note were amended to, among other things, change the Fixed Conversion Price to $0.50 per share and defer principal payments until March 2003. Additionally, in December 2002, the Company issued to Laurus a warrant to purchase 150,000 shares of common stock at an exercise price of $0.50 per share. In January 2003, convertible notes of approximately $8,000 were converted into 40,200 shares of company stock. During the fiscal quarter ended March 30, 2003, the 14% convertible note was amended to among other things, change the fixed conversion price to $0.10 per share and defer principal payments, under certain conditions, to July 2003. Additionally, in March 2003, terms of the 250,000 warrants issued in June 2002 were amended to, among other things, change the exercise price to $0.10 per share and suspend the right of Laurus to exercise the warrant until the earlier of June 30, 2003 or the closing on an investment by Deutsche Bank or any of its affiliates. As a result of the amended conversion price for the notes and exercise price for the warrants being less than the market price of the common stock on the amendment date, the Company recorded the related beneficial conversion features estimated fair value of $107,000 as original issue discount and an increase in common stock and additional paid-in capital. In July 2003, the terms of the note were further amended to provide that, upon completion of a financing agreement with Deutsche Bank London Ag ("DB"), an affiliate of Deutsche Bank, the Company would make a $300,000 principal payment, and pay the remaining principal amount and accrued interest, plus a $75,000 fee relating to the $300,000 prepayment, in 12 equal installments beginning in September 2003. In August 2003, the DB financing was completed and the Company made the $300,000 payment. On October 1, 2003, the Company was in arrears on its interest and principal payments to Laurus. Subsequently, in October 2003 the Company received a waiver from Laurus in which Laurus agreed to waive any defaults resulting from the late payment of the monthly amount due October 1, 2003. In addition, Laurus agreed to postpone all payments that would have become due and payable under the note between October 1, 2003 and November 15, 2003 to November 16, 2003 and waived any defaults and penalties resulting from such postponement of payments. The Company has not made any payments due under the note since October 24, 2003 and as a result the Company is currently in default under the note with Laurus. Laurus may accelerate the payment due under the note or take other action to enforce their rights with respect to the amounts due. Such actions could include foreclosure on the Company's assets or causing the Company to enter in to involuntarily reorganization.

Note 5.   Notes payable to shareholders and Series F and G Preferred Stock


In March 2003, the Company sold $2.0 million in secured promissory notes, Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase common stock to Briazz Venture, L.L.C. ("BV") pursuant to which the Company issued a $2.0 million secured promissory note in consideration for approximately $0.55 million in cash and conversion of the $1.45 million principal amount of outstanding demand notes issued to Flying Food Group L.L.C. ("FFG") and its affiliates, $450,000 of which was borrowed by the Company during January and February 2003. BV is controlled by a principal executive officer of FFG. Proceeds from the offering were used for working capital. The Company also issued a five-year warrant exercisable for 1,193,546 shares of its common stock at a price per share of $0.50, and 100 shares of Series D Preferred Stock, and granted registration rights covering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company recorded the estimated fair value of warrants issued, which approximated $20,000, as original issue discount to be amortized over the warrant term. In August 2003, upon issuance of Series F preferred stock, the warrants were cancelled and the unamortized balance was expensed. The Company agreed to cause up to one person designated by FFG to be appointed to the Company's Board of Directors, subject to increase upon receiving shareholder approval. The Company agreed that, if the Company received shareholder approval, the Company would cause up to five persons designated by BV to be appointed to its Board of Directors, in accordance with the rules and regulations of Nasdaq or any exchange on which the Company's common stock is listed. The promissory note was secured by all of the Company's assets and bore interest at 10% per year. Interest was payable monthly in arrears, in cash. The notes were to mature, and all principal and accrued and unpaid interest was to become due, on March 6, 2004. The terms of the notes included certain covenants, including, among others, restrictions on the payment of dividends, limitation on additional indebtedness, and compliance with financial covenants.

In April 2003, the Company sold $550,000 in secured promissory notes, Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase common stock to Spinnaker Investment Partners L.P. ("Spinnaker"). In consideration for $550,000 in cash, Spinnaker was issued a $550,000 secured promissory note, a five-year warrant exercisable for 1,193,546 shares of the Company's common stock at a price per share of $0.50, and 25 shares of Series E Preferred Stock. The terms of the note, warrant and Series E Preferred Stock were substantially similar to the terms of the note, warrant and Series D Preferred Stock issued to BV in March 2003. . The Company recorded the estimated fair value of warrants issued, which approximated $17,000, as original issue discount to be amortized over the warrant term. In August 2003, upon issuance of Series F preferred stock, the warrants were cancelled and the unamortized balance was expensed. The Company also agreed to cause up to one person designated by Spinnaker to be appointed to the Company's Board of Directors. Proceeds of the financing were used for working capital, after deduction of expenses and a $50,000 management fee payable to Spinnaker Capital Partners, L.L.C. In connection with the financing, Spinnaker, Laurus, BV and FFG, entered into an inter-creditor agreement in which they agreed that their respective security interests in the Company's assets would rank equally in priority.

In May 2003, the Company entered into an agreement with DB, BV, Spinnaker (collectively, the "Investors"), and Delafield Hambrecht, Inc. ("Delafield") providing for the issuance of an aggregate of $6.0 million of senior secured non-convertible promissory notes ("Senior Notes") and shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") to the Investors. In July 2003, the Company's shareholders approved both the conversion of the Series D and Series E Preferred Stock held by BV and Spinnaker and the proposed financing with the Investors. As a result of this approval, the Series D and Series E Preferred Stock became convertible into shares of the Company's common stock and the warrants issued to BV and Spinnaker were terminated.

In August 2003, the Company issued $6.0 million of Senior Notes to DB ($3.4 million), BV ($2.0 million), Spinnaker ($.5 million), and Delafield ($0.1 million). The Company also issued to the Investors and Delafield an aggregate of 7,643,841 shares of Series F Preferred Stock that are initially convertible into 76,438,410 shares of common stock at an initial conversion price $0.10 per share of common stock. The Series F preferred stock has no dividends or liquidation preferences. The Senior Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company's assets pursuant to an inter-creditor agreement among note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series F Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. In the event that the fair market price of the common stock exceeds the conversion price, the Series F Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series F Preferred Stock, the right to name new executive officers to be appointed by the Company, and the right to designate up to five of the Company's directors to DB (2), BV (2) and Spinnaker (1).

The securities  issued to DB, BV, and Spinnaker were issued in  consideration of
(i) $3.4 million of cash from DB, (ii) cancellation of the Series D Preferred Stock and $2 million of the note held by BV, and (iii) cancellation of the Series E Preferred Stock and $0.55 million of the note held by Spinnaker, respectively. The Company issued the securities to Delafield, made a cash payment to Delafield of $100,000 at closing, and in October paid Delafield an additional $100,000 in full satisfaction of a change of control fee previously owed by the Company to Delafield. The Company used a portion of the $3.4 million of new funds raised to repay certain existing indebtedness, including $300,000 of the amounts due to Laurus pursuant to the 14% convertible note, the aforementioned payments of $200,000 to Delafield, $530,000 of professional fees, including fees related to the transaction, and payment of $1.0 million owed to FFG pursuant to the food production agreement.

The Company recorded a debt discount of approximately $1.5 million relating to the issuance of the Series F Preferred Stock, such value being determined based upon the estimated relative fair value of the debt and Series F Preferred Stock. The market price of the Company's common stock exceeded the conversion price of the Series F Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 00- 27 "Application of Issue 98-5 to Certain Convertible Instruments" upon issuance of the Series F Preferred Stock at its estimated fair value of $1.5 million. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

In December 2003, the Company issued $1 million of Senior Notes to DB ($0.5 million), and to the Company's founder ($0.5 million). The Company also issued an aggregate of 1,259,446 shares of Series G Preferred Stock that are initially convertible into 12,594,460 shares of common stock at an initial conversion price $0.10 per share of common stock. Terms of the Series G preferred stock are substantially the same as Series F. The Senior Notes are due two years from issuance, bear interest, payable quarterly, at LIBOR plus 1%, and are collateralized by a security interest in all of the Company's assets pursuant to an inter-creditor agreement among note holders and Laurus. The Senior Notes are not convertible, but the conversion price of the Series G Preferred Stock may be satisfied by the holder surrendering a portion of the notes for cancellation. In the event that the fair market price of the common stock exceeds the conversion price, the Series G Preferred Stock may also be converted pursuant to a cashless exercise feature. The Company also granted registration rights covering the shares of common stock issuable upon conversion of the Series G Preferred Stock. The securities issued to DB and the Company's founder were issued in consideration of (i) $500,000 of cash from DB and (ii) $500,000 repayment by the Company's founder of amounts owed by the Company pursuant to its former note payable to US Bank.

The Company recorded a debt discount of approximately $246,000, its estimated relative fair value, relating to the issuance of the Series G Preferred Stock. The market price of the Company's common stock exceeded the conversion price of the Series G Preferred Stock on the date of issuance. As a result, the Company also recorded a beneficial conversion feature in accordance with EITF 00- 27 "Application of Issue 98-5 to Certain Convertible Instruments" upon issuance of the Series G Preferred Stock at its estimated relative fair value of $246,000. The beneficial conversion feature is analogous to a non-cash dividend and was immediately recognized as a return to the preferred shareholders. This beneficial conversion feature increased the net loss to common shareholders.

Subsequently, in March 2004 the Company received a waiver from DB, BV, FFG, Spinnaker, Delafield, and Victor D. Alhadeff in which they agreed to waive any defaults with respect to non-payment of interest until June 30, 2004 and agreed to delay payment of any and all accrued but unpaid interest to July 5, 2004, and waived any defaults and penalties resulting from the postponement of payments.

Notes payable consist of the following (in thousands):

                                            December 28,    December 29,
                                                2003            2002
                                              --------       --------
Demand notes payable to related party .         $   --         $1,025
14% convertible notes .................            643            890
Senior notes payable to related parties          5,563             --
Note payable to bank ..................             --            500
                                              --------       --------
Total notes payble ....................         $6,206         $2,415
                                              ========       ========

The senior notes payable to related parties is all due in the fiscal year ended 2005.

Note 6. Mandatorily redeemable convertible preferred stock and stockholders' equity

The Company's initial public offering of 2 million shares of common stock was effective May 1, 2001, and the offering closed on May 7, 2001. Net proceeds after deduction of expenses totaled approximately $13.6 million.

Immediately prior to the closing date of the initial public offering, all of the redeemable convertible preferred stock outstanding automatically converted into common stock at their respective conversion rates. The conversion resulted in the issuance of approximately 3,816,000 shares of common stock. Mandatorily redeemable convertible preferred stock activity from January 1, 2001 through May 7, 2001, the closing date of the Company's initial public offering was as follows (in thousands):

                                                                       Series A                   Series B           Series C
                                                             ----------------------------    -----------------   -------------------
                                                              Shares   Amount     Shares     Amount    Shares     Amount    Total
                                                             --------  --------  --------    -------- --------   --------  --------
Balance at January 1, 2001 .................................        2  $ 10,984         3    $ 23,104    3,121   $ 19,521  $ 53,609
Issuance of Series C  preferred stock, net of issuance costs       --        --        --          --      508      3,034     3,034
Issuance of Series C  preferred stock for services .........       --        --        --          --       19        154       154
Accretion of mandatorily redeemable preferred stock ........       --       226        --         493       --        565     1,284
Conversion of preferred stock to common stock ..............       (2)  (11,210)       (3)    (23,597)  (3,648)   (23,274)  (58,081)
                                                             --------  --------  --------    -------- --------   --------  --------
Balance at December 30, 2001 ...............................       --  $     --        --    $     --       --   $     --  $     --
                                                             ========  ========  ========    ======== ========   ========  ========


In connection with a $3 million private placement offering of shares of Series C preferred stock in January and February 2001, the Company issued approximately 500,000 shares at $6.00 per share. At the dates of such issuances, the Company determined that the fair value of its common stock exceeded the conversion price of the convertible preferred stock. As a result, the Company recorded a beneficial conversion feature in accordance with EITF 00- 27 "Application of Issue 98-5 to Certain Convertible Instruments" upon issuance of the preferred stock as the difference between conversion price and the fair value of common stock multiplied by the number of shares into which the security was convertible. The beneficial conversion feature is analogous to a dividend and was being recognized as a return to the preferred shareholders over the period from date of issuance to the redemption date using the effective interest method. As of May 1, 2001, the beneficial conversion feature of approximately $3 million was fully amortized upon conversion of Series C preferred stock to common stock. This beneficial conversion feature was recognized as a dividend, increasing the net loss attributable to common stockholders.

Warrants outstanding to purchase 907,240 shares of Series C preferred stock were converted into warrants to purchase 947,817 shares of common stock on May 7, 2001. In February 2001, the Company modified the warrants to remove the automatic expiration date upon an initial public offering, thereby allowing the warrant holders the ability to exercise the warrants through the original expiration date. This modification initially resulted in a non-cash charge to expense of approximately $635,000 at the time of the initial public offering, related to approximately 100,000 warrants held by an officer of the Company. This charge to expense was reversed later during 2001 when the market price of the Company's common stock dropped to a level below the exercise price of $5.74. Through December 28, 2003, the market price of Company's stock remained below the exercise price and no additional expense has been recorded. During 2003, all of these outstanding warrants expired.

Note 7.  Stock Options

The Company maintains the BRIAZZ 1996 Stock Option Plan (the "Plan") to provide for granting of incentive stock options and nonqualified stock options to employees, directors, consultants and certain other non-employees as determined by the Plan Administrator. The Company has authorized 1,165,000 shares of common stock for issuance under the Plan. The date of grant, option price, vesting period and other terms specific to options granted under the Plan are determined by the Plan Administrator. Options granted under the Plan generally expire ten years from date of grant and vest over periods ranging from date of grant to five years. Option expiration dates range from January 2006 to November 2012. The following summarizes stock option activity for the three fiscal years ended December 28, 2003 (shares in thousands, except exercise price):


                                                                       WEIGHTED-AVERAGE
                                                             SHARES    EXERCISE PRICE
                                                             ------    --------------
Options outstanding, January 1, 2001 .................          521        $8.83
     Options granted .................................          465         4.13
     Options exercised ...............................           (4)        1.56
     Options forfeited ...............................          (74)        5.45
                                                             ------        -----
Options outstanding, December 30, 2001 ...............          908         7.00
     Options granted .................................          235         1.01
     Options forfeited ...............................          (93)        3.63
                                                             ------        -----
Options outstanding, December 29, 2002 ...............        1,050         5.96
     Options granted .................................        5,918          .16
     Options forfeited ...............................         (444)        1.46
                                                             ------        -----
Options outstanding, December 28, 2003 ...............        6,524        $ .86

The fair value of options granted were estimated using an option-price model with the following assumptions:


                                        2003             2002             2001
                                      -------         --------         --------
Risk-free interest rate ......            3.7%        4.0-5.2%         4.7-5.3%
Expected lives ...............        7 years         7 years          7 years
Expected volatility ..........             45%              45%              45%


Weighted-average fair value and exercise price of options granted were as follows during years ended December:

                                                            WEIGHTED-AVERAGE
                            -------------------------------------------------------------------------------
                                          EXERCISE PRICE                              FAIR VALUE
                            -----------------------------------------  ------------------------------------
                               2003          2002          2001          2003          2002          2001
                             --------      --------      --------      --------      --------      --------
Exercise price at grant
      Lower than market      $     --      $     --      $   4.67      $     --      $     --      $   7.42
      Equal to market        $   0.16      $   1.01      $   4.10      $   0.08      $   0.55      $   2.25

The following table summarizes information about options outstanding at December 28, 2003 (shares in thousands):

                                      Options outstanding                       Options exercisable
                   ---------------------------------------------  ------------------------------------
                                                   Weighted-                          Weighted-
                                  Remaining         average                            average
                                 contractual       exercise                           exercise
Exercise Price       Shares          life            price          Shares              price
-----------------  ------------  -------------  ----------------  ------------  ----------------------
          $ 0.16         5,918            9.9            $ 0.16           708                  $ 0.16
            0.69            52            8.6              0.69            52                    0.69
     0.95 - 1.00             8            7.9              0.97             8                    0.97
            1.26            58            8.3              1.26            58                    1.26
     1.50 - 1.66           227            5.6              1.51           227                    1.51
            2.34             2            7.6              2.34             2                    2.34
     4.70 - 6.00           257            7.4              4.95           257                    4.95
   $600 - $3,900             2      2.6 - 5.1          1,819.95             2                1,819.95
                    -----------                                   ------------
                         6,524                                          1,314
                   ============                                   ============

During fiscal 2001 and 2000, the Company granted stock options to employees (which originally vested over four years) and directors at exercise prices deemed to be below the fair value of the underlying stock on the date of grant. Deferred stock compensation is being amortized generally over a four-year vesting period, until March 2003, when the Company accelerated the vesting of these stock options and the remaining deferred stock compensation was recognized. As a result of these grants, the Company recorded deferred stock compensation of approximately $218,000, $356,000 and $209,000 in fiscal 2003, 2002 and 2001, respectively.

In July 2003, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock to 250 million shares, a new stock incentive plan was adopted that authorizes the issuance of 12 million shares of common stock upon exercise of stock options or upon the grant of restricted stock, and the Company agreed to issue to certain new and existing members of Company management shares of Series F Preferred Stock convertible into approximately 5.3 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock. As of December 28, 2003, the Company had issued to certain new and existing members of Company management shares of Series F Preferred Stock convertible into 4.5 million shares of Company common stock and stock options exercisable for approximately 5.4 million shares of Company common stock.

Note 8.  Leases

The Company leases cafes, central kitchens and office facilities and certain office equipment under terms of operating leases, which typically cover five years, some of which have options for an additional five year term. Rents are either fixed base amounts, variable amounts determined as a percentage of sales, or a combination of base and percentage of sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. Differences between the amount paid and expensed is recorded as a deferred credit. Accrued rent includes $476,000 and $391,000 of deferred rent at December 28, 2003 and December 29, 2002, respectively. Rent expense approximated $2.7 million, $3.1 million and $2.6 million, during fiscal 2003 and 2002 and 2001, respectively. The Company also leases certain of its vehicles pursuant to capital leases. Minimum annual commitments for leases at December 28, 2003 are as follows (in thousands):

                                                Operating      Capital
                                              -------------- -------------
2004                                                 $ 2,008        $ 139
2005                                                   1,990          113
2006                                                   1,593           53
2007                                                   1,039           29
2008                                                     810            -
                                               ------------- -------------
                                                     $7,440           334
                                              ==============
     Less: amount representing interest                               (96)
     ---------------------------------------------------------------------
     Present value of future minimum lease payments                   238
     Current                                                         (100)
                                                             -------------
     Non-current                                                    $ 138
                                                             =============

Note 9.  Income taxes

No provision for income taxes has been recorded in fiscal 2003, 2002 and 2001 due to losses incurred. A valuation allowance has been recorded against deferred tax assets as of December 28, 2003 and December 29, 2002, as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of December 28, 2003, the Company has net operating loss carryforwards of approximately $64 million for federal income tax purposes, which expire beginning 2011 through 2023. As a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss which can be utilized in any tax year.

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows (in thousands):

                                        December 28,    December 29,   December 30,
                                             2003            2002           2001
                                        -----------------------------------------------
Tax benefit at statutory rate                  $ (3,264)      $ (5,144)       $ (2,313)
State income tax benefit                           (288)          (472)           (204)
Non-deductible and other expenses                     2            250               0
Other                                               177              -            (569)
Increase in valuation allowance                   3,373          5,366           3,086
                                        -----------------------------------------------
                                                    $ -            $ -             $ -
                                        ===============================================

Deferred income taxes consist of the following (in thousands):

                                                             December 28,    December 29,
                                                                 2003            2002
                                                           -------------------------------
Excess book depreciation and amortization over tax                 $ 1,656        $ 1,689
Impairment provision                                                 1,235            835
Stock compensation expense                                             462            381
Net operating loss carryforwards                                    23,068         20,077
Other                                                                  156            222
                                                           -------------------------------
                                                                    26,577         23,204
Less: Valuation allowance                                          (26,577)       (23,204)
                                                           -------------------------------
Net deferred tax assets                                                $ -            $ -
                                                           ===============================

Note 9.   Segment information

The Company has managed its business through four reportable segments: Retail, Branded Sales, Kitchens and General and Administrative. Retail consists of sales generated through the Company's cafes. Branded Sales consists of two subgroups:
1) box lunch, catering and vending and 2) wholesale and grocery. Branded Sales subgroups consist of sales which are aggregated because they have similar economic characteristics. Kitchens consist of unallocated cost of products and packaging, along with unallocated costs of kitchen operations. General and Administrative consists of costs incurred by the corporate office as well as those administrative costs incurred by Retail. Management evaluates segment performance primarily based on sales and segment operating income (loss). Information regarding the Company's assets is not disaggregated by segment or otherwise. The following table presents certain financial information for each reportable segment (amounts in thousands):

                                                                                         FISCAL YEARS ENDED
                                                                              ------------------------------------------
                                                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                                 2003           2002           2001
                                                                              ------------   ------------   ------------
Retail
Net Sales .................................................................    $ 20,839       $ 22,327       $ 22,737
Cost of food and packaging ................................................      (9,743)        (8,136)        (8,266)
                                                                               --------       --------       --------
                                                                                 11,096         14,191         14,471
Cost of operations ........................................................     (12,205)       (14,413)       (12,117)
Provision for asset impairment, store closure and loss on disposal ........      (1,102)        (2,342)           (26)
                                                                               --------       --------       --------
Income (loss) from operations .............................................    $ (2,211)      $ (2,564)      $  2,328
                                                                               ========       ========       ========
BRANDED SALES
         BOX LUNCH, CATERING AND VENDING
         Net Sales ........................................................    $  3,310       $  4,864       $  5,471
         Cost of food and packaging .......................................      (1,524)        (1,510)        (1,875)
                                                                               --------       --------       --------
                                                                                  1,786          3,354          3,596
                                                                               --------       --------       --------
         WHOLESALE AND GROCERY
         Net Sales ........................................................       2,790          3,402          3,821
         Cost of food and packaging .......................................      (2,037)        (1,779)        (1,917)
                                                                               --------       --------       --------
                                                                                    753          1,623          1,904
                                                                               --------       --------       --------
         TOTAL BRANDED SALES
         Net Sales ........................................................       6,100          8,266          9,292
         Cost of food and packaging .......................................      (3,561)        (3,289)        (3,792)
                                                                               --------       --------       --------
                                                                                  2,539          4,977          5,500
         Cost of operations ...............................................      (2,361)        (4,346)        (4,231)
         Provision for asset impairment, store closure and loss on disposal           2            (13)            --
                                                                               --------       --------       --------
         Income from operations ...........................................    $    155       $    618       $  1,269
                                                                               ========       ========       ========
KITCHENS
Unallocated cost of food and packaging ....................................    $   (310)      $   (425)      $   (422)
Unallocated cost of operations ............................................        (827)        (4,685)        (3,295)
Provision for asset impairment, store closure and loss on disposal ........          (7)        (1,073)            --
                                                                               --------       --------       --------
Loss from operations ......................................................    $ (1,144)      $ (6,183)      $ (3,717)
                                                                               ========       ========       ========
GENERAL AND ADMINISTRATIVE
Loss from operations ......................................................    $ (5,148)      $ (6,415)      $ (6,837)
                                                                               ========       ========       ========
TOTAL
Net Sales .................................................................    $ 26,939       $ 30,593       $ 32,029
Cost of food and packaging ................................................     (13,614)       (11,850)       (12,480)
                                                                               --------       --------       --------
                                                                                 13,325         18,743         19,549
Cost of operations ........................................................     (20,541)       (29,859)       (26,480)
Provision for asset impairment, store closure and loss on disposal ........      (1,058)        (3,428)           (26)
                                                                               --------       --------       --------
Loss from operations ......................................................    $ (8,274)      $(14,544)      $ (6,957)
                                                                               ========       ========       ========

Note 11.   Commitments and contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management and legal counsel currently believes that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Related Parties

As further described in Note 5, in March and April 2003, the Company issued securities to BV and Spinnaker, such that, subject to shareholder approval, FFG and Spinnaker could own approximately 66.7% and 16.7% respectively of the Company's common stock on a fully-diluted, post conversion basis. Further, as described in Note 5, in August 2003, the Company cancelled securities previously issued to BV and Spinnaker and issued new securities to DB, BV, and Spinnaker. Additionally, in December 2003, as described in Note 5, the Company issued new securities to DB such that DB, BV, and Spinnaker could own approximately 48%, 25%, and 6%, respectively, of the Company's common stock on a fully-diluted, post conversion basis.

In December 2002, the Company entered into a Food Production Agreement, pursuant to which the Company now purchases its food products from FFG in the Chicago, Los Angeles and Seattle markets. The agreement has a term of ten years subject to earlier termination by either party if the other party becomes insolvent. Purchases from FFG approximated $8.30 million and $.45 million for the fiscal years ended December 28, 2003 and December 29, 2002, respectively. Included in accounts payable due to related party at December 28, 2003 and December 29, 2002 is $995,000 and $200,000, respectively due to FFG.

Note 13. Subsequent Events

On January 15, 2004, Briazz, Inc. entered into an Amended and Restated Securities Purchase Agreement (the "Securities Purchase Agreement") with DB Advisors, LLC, Flying Food Group, LLC, Dorsey & Whitney, LLP, and Victor
Alhadeff, the Company's Chairman, (collectively, the "Investors") for a financing totaling $1.73 million, which includes $1.1 million of cash and $0.63 million conversion of accounts payable. Pursuant to the Securities Purchase Agreement, the Company has agreed to sell a senior secured non-convertible two year notes in the amount of $365,000 and 467,464 shares of Series G convertible preferred stock to DB Advisors, LLC for cash proceeds of approximately $365,000. Additionally the Company's Chairman Victor Alhadeff purchased a $235,000 senior secured non-convertible two year note and 301,088 shares of Series G convertible preferred stock for cash proceeds of approximately $235,000. In this same offering, Dorsey & Whitney LLP, the Company's legal counsel agreed to convert $130,000 of its accounts receivable for legal services to a $130,000 senior secured non-convertible two year note and 23,964 shares of Series G convertible preferred stock. These notes have a maturity date of January 15, 2006. Pursuant to the same Securities Purchase Agreement, the Company sold to Flying Food Group, LLC and DB Advisors, LLC each a $500,000 senior secured non-convertible note that matures on March 31, 2004, unless extended by either party at their option, and 612 shares of Series G convertible preferred stock. Either party, upon mutual agreement with the Company, has the right to extend the maturity of such party's note to January 15, 2006. If and when either of these notes is extended the Company will issue an additional 640,000 shares of Series G convertible preferred stock for each note converted. All notes discussed above will bear interest at one month LIBOR rate plus 1%, and are secured by a security interest in the Company's assets. The Series G convertible preferred stock is convertible into shares of common stock at an exercise price of $0.10 per common share.

On March 22, 2004, pursuant to the expiration of a license agreement, the Company closed two cafes in the Seattle market.

Note 14.  Quarterly financial information (unaudited)

Summarized quarterly financial information in fiscal years 2003 and 2002 is as follows (in thousands except per share data):

------------------------------------------------------------------------------------------------------------------------------
                                                                 First              Second             Third            Fourth
------------------------------------------------------------------------------------------------------------------------------
2003
        Sales                                                   $ 6,961           $ 6,839           $ 6,645           $ 6,494
        Loss from operations (b)                                 (2,391)           (3,335)           (1,458)           (1,090)
        Net loss                                                 (2,543)           (3,646)           (1,954)           (1,455)
        Net loss per common share - basic and diluted           $ (0.43)          $ (0.61)          $ (0.58)          $ (0.27)

------------------------------------------------------------------------------------------------------------------------------

2002
        Sales                                                   $ 7,438           $ 8,109           $ 7,774           $ 7,272
        Loss from operations (a)                                 (2,207)           (2,410)           (4,650)           (5,278)
        Net loss                                                 (2,185)           (2,527)           (4,762)           (5,656)
        Net loss per common share - basic and diluted           $ (0.37)          $ (0.43)          $ (0.81)          $ (0.96)

------------------------------------------------------------------------------------------------------------------------------


(a) The third quarter of 2002 includes a $2.2 million provision primarily for asset impairment relating to cafes. The fourth quarter of 2002 includes a $1.2 million loss on disposal for the closure of Los Angeles and Chicago central kitchens, as well as a $0.9 million depreciation expense as a result of shortening the lives of Seattle and San Francisco kitchens.

(b) The second quarter of 2003 includes a $1.1 million provision, primarily for asset impairment relating to certain cafes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


On December 17, 2003, Briazz, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP ("PwC") as the independent accountants for the Company, advising PwC that the Audit Committee of the Company's Board of Directors approved the selection of Grant Thornton LLP as the independent accountants of the Company on December 17, 2003.

The reports of PwC on the Company's financial statements for the years ended December 29, 2002 and December 30, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report issued by PwC in connection with the Company's financial statements for the these years included an explanatory paragraph that contained a reference to the substantial doubt that existed regarding the Company's ability to continue as a going concern.

In connection with its audits of the Company's financial statements as of December 29, 2002 and December 30, 2001 and for the years then ended and through December 17, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the Company's financial statements for such years.

Other than as noted in the next two paragraphs, during the years ended December 29, 2002 and December 30, 2001 and through December 17, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

On May 13, 2003, PwC advised management and the Audit Committee that a reportable condition existed. This reportable condition was the result of a significant deficiency as defined in Statement on Auditing Standards No. 60, Communication of Internal Control Related Matters Noted in an Audit.

The significant deficiency is the result of an aggregation of factors including the following:

o The Company was operating without a full time CFO and an experienced public company controller, which resulted in an accounting staff that did not have the level of experience necessary for a public Company. The Company was relying on third party contractors to provide the necessary expertise to prepare GAAP and SEC reports thus resulting in no member of management having adequate skills for effective control mechanisms. In addition, the Company internally lacked an adequate number of accounting personnel to allow for better segregation of duties and to adequately review worked performed.

o The routine financial closes were slower than most public companies and the timing for quarterly review and filing is tight.

o The Sarbanes-Oxley 302 compliance process is not well supported by sub-certifications or well documented policies and procedures.

o The Company does not have an internal audit function, which increases the burden on management and the board of directors.

Management and the Audit Committee have considered this communication and steps are being taken to address the points raised. These steps include increasing the amounts and frequencies of account reconciliations, the hiring of qualified external financial consultants to evaluate and recommend enhancements to the Company's internal control system and a closer monitoring of the Company's financial results by the Audit Committee of the Board of Directors. In addition, the Company has implemented a more formal budgeting process that allows for more effective monitoring of the Company's operations and financial results. PwC has informed the Company that the existence of the reportable condition means internal controls necessary to develop reliable financial statements did not exist at that time.

The Company requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements and such letter of agreement was filed as Exhibit 16 to Amendment No. 1 to Form 8-K filed on January 8, 2004.


Item 9a.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of December 28, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the reports that the Company files or submits under the exchange act. A control system, no matter how well designed, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, within a company have been detected.

Changes in Internal Controls - There were no significant changes made in the Company's internal controls during the fourth fiscal quarter of 2003 or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to our directors and executive officers is hereby incorporated by reference from our proxy statement, under the caption "Election of Directors and Management Information," for our 2003 annual meeting of shareholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year ended December 28, 2003.

In March of 2004, the Company adopted a code of ethics for its Chief Executive and Senior Financial officers. This code of ethics is attached hereto as an exhibit.

Item 11.  Executive Compensation.

There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption "Voting Securities and Principal Shareholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 2003.

Item 13. Certain Relationships and Related Transactions and Related Shareholder Matters.


There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 2003.

Item 14.   Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item to be included in the 2003 Proxy Statement under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 2003.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements. The following financial statements of Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.


                                                                     Page
                                                                     ------
Report of Independent Accountants                                       36
Balance Sheets as of December 28, 2003 and December 29, 2002            38
Statements of Operations for the years ended December 28, 2003,
      December 29, 2002 and December 30, 2001                           39
Statement of Stockholders' Equity (Deficit) for the years ended
      December 28, 2003, December 29, 2002 and December 30, 2001        40
Statements of Cash Flows for the years ended December 28, 2003,
      December 29, 2002 and December 30, 2001                           41
Notes to the Financial Statements                                       42



(b)      Reports on Form 8-K

The Company filed a Form 8-K on December 11, 2003 to report borrowings from DB and Victor D. Alhadeff.

The Company filed a Form 8-K on December 24, 2003 to report a change in the Company's Certified Public Accountants.

(c)      Exhibits


Exhibit
Number         Description
------         -----------

3.1(2)         Amended and Restated Articles of Incorporation.

3.1.1(5) Articles of Amendment filed March 5, 2003 (including designation of Series D Convertible Preferred Stock).

3.1.2(6) Articles of Amendment filed April 10, 2003 (including designation of Series E Convertible Preferred Stock).

3.1.3(9) Articles of Amendment filed July 30, 2003 (including designation of Series F Convertible Preferred Stock).

3.1.4          Articles   of   Amendment  filed  December  10,  2003  (including
               designation of Series G Convertible Preferred Stock).

3.2(5)         Amended and Restated Bylaws.

4.1(2)         Specimen Stock Certificate for Common Stock.

4.2(9)         Specimen  Stock  Certificate  for Series F Convertible  Preferred
               Stock.

5.1            Opinion of counsel. 10.1(1)(2) 1996 Amended Stock Option Plan.

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

10.3(1)(2)     Form of Option  Agreement  (1996  Plan - other  options  prior to
               February 2001).

10.4(1)(2)     2001 Employee Stock Purchase Plan.

10.5(2)        Form of Warrant (Series C Convertible Preferred Stock financing).

10.6(1)(2)     Employment  Agreement  between BRIAZZ and Charles  William Vivian dated July 14, 1999.

10.8(2) Form of Registration Rights Agreement between BRIAZZ and certain of our shareholders dated 10.7(2) August 15, 1997, as amended. Agreement between BRIAZZ and Stusser Realty Group Limited Partnership dated January 1998.

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

10.24(5) Common Stock Purchase Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. dated December 2, 2002.

10.25(5) Allonge dated January, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.26(5) Allonge dated as of February 26, 2003 to the Convertible Note issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.27(5) Allonge dated as of February 26, 2003 to the Warrant issued by BRIAZZ to Laurus Master Fund, Ltd. on June 18, 2002.

10.28(9) Letter Agreement dated as of July 31, 2003 between BRIAZZ and Laurus Master Fund, Ltd. Amendment dated as of July 31, 2003 to the Convertible Note issued by BRIAZZ to Laurus

10.29(9)       Master Fund, Ltd. on June 18, 2002.

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

10.51(8)       Letter   Agreement  dated  August  1,  2003  between  BRIAZZ  and
               Delafield Hambrecht, Inc.

10.52(9)       2003 Stock Plan

10.53.1 Securities Purchase Agreement by and among BRIAZZ, DB Advisors, LLC, and Victor D. Alhadeff dated December 10, 2003.

10.53.2 Amendment date January 15, 2004 to Securities Purchase Agreement by and among BRIAZZ, DB Advisors, LLC, Flying Food Group, LLC, Victor D. Alhadeff, Dorsey & Whitney LLP dated December 10, 2003

10.54.1 Form of Note issued on December 10, 2003 to each of DB Advisors, LLC, and Victor D. Alhadeff and on January 15, 2004 to each of DB Advisors, LLC, Flying Food Group, LLC, Dorsey & Whitney LLP

10.54.2 Form of Note issued on January 15, 2004 to each of DB Advisors, LLC, and Flying Food Group, LLC,

10.55 First Amendment to Security Agreement dated August 1, 2003, by and between BRIAZZ, Deutsche Bank London Ag, Briazz Venture, L.L.C., and Spinnaker Investment Partners, L.P. dated December 10, 2003.

10.56 First Amendment to Intercreditor Agreement dated August 1, 2003, by and between BRIAZZ, Laurus Master Fund, Ltd., Deutsche Bank London Ag, Flying Food Group, L.L.C., Briazz Venture, L.L.C., Spinnaker dated December 10, 2003

10.57 First Amendment to Registration Right Agreement dated August 1, 2003 by and between BRIAZZ, and Deutsche Bank London Ag, dated December 10, 2003

14.1           Code of Conduct For Chief Executive and Senior Financial Officers

16.1(10)       Letter from certifying accountants dated February 12, 2004

23.1           Consent of Independent Accountants

23.2           Consent of Independent Accountants

31.1           Certification  of  Chief  Executive   Officer  required  by  Rule
               13a-14(a) or Rule 15d-14(a)

31.2           Certification  of  Chief  Financial   Officer  required  by  Rule
               13a-14(a) or Rule 15d-14(a)

32.1           Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C
               Section   1350  as  adopted   Pursuant  to  section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2           Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C
               Section   1350  as  adopted   Pursuant  to  section  906  of  the
               Sarbanes-Oxley Act of 2002

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

(6)      Incorporated by reference to our Form 8-K filed on April 14, 2003.

(7)      Incorporated by reference to our Schedule 14A filed on June 26, 2003.

(8)      Incorporated by reference to out Form 8-K filed on August 11, 2003.

(9) Incorporated by reference to our Form 10-Q for the quarter ended June 29, 2003.

(10)     Incorporated by reference to our Form 8-K filed on December 24, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BRIAZZ, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRIAZZ, INC.

Date:  March 29, 2004.                          By: /s/ Milton Liu
                                                    ---------------------------
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                     Title                                         Date
---------                                     -----                                         ----
/s/ Milton Liu                     Chief Executive Officer                              March 29, 2004
----------------------------
Milton Liu

/s/ Victor Alhadeff                Chairman of Board of Directors, Chief Financial      March 25, 2004
----------------------------       Officer and Secretary
Victor Alhadeff

/s/ Paul Bigler                    Director                                             March 29, 2004
----------------------------
Paul Bigler

/s/ David Cotton                   Director                                             March 29, 2004
----------------------------
David Cotton

/s/ Sue L. Gin                     Director                                             March 29, 2004
----------------------------
Sue L. Gin

/s/ Glenn MacMullin                Director                                             March 29, 2004
----------------------------
Glenn MacMullin

/s/ Charles C. Matteson Jr.        Director                                             March 29, 2004
----------------------------
Charles C. Matteson Jr.